Form 10-K
period 1997-07-27
FONDA GROUP INC
filed 1997-10-24
CIK 1037478

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(mark one)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended July 27, 1997

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to ___________

                       COMMISSION FILE NUMBER: 333-24939
                             THE FONDA GROUP, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                          13-3220732
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

                            21 LOWER NEWTON STREET
                           ST. ALBANS, VERMONT 05478
                                (802) 524-5966
  (Address and telephone number of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:    None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $1,237,410.00

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock $.01 par value as of October 22, 1997:   Class A: 128,635 Shares
                                                               Class B:   2,666 Shares

DOCUMENTS INCORPORATED BY REFERENCE -- None

PART I

ITEM 1.  BUSINESS

CORPORATE HISTORY
         The Fonda Group, Inc. (the "Company") was formed in 1915. In October 1988, the Company became a wholly-owned subsidiary of Four M Corporation ("Four M"). In March, 1995, Four M distributed approximately 96% of the Company's common stock to Dennis Mehiel, Four M's sole stockholder at such time. The remaining 4% of the Company's common stock was distributed to American International Life Insurance Company of New York ("AIG").

         The Company has grown rapidly, principally through acquisitions, from net sales of $61.8 million in Fiscal 1994 to $252.5 million in Fiscal 1997. In June 1997, the Company acquired the outstanding capital stock of Heartland Mfg. Corp. ("Heartland"), a manufacturer of paper plates. Also in June 1997, the Company acquired net assets relating to the manufacture of placemats and other disposable tabletop products from Tenneco, Inc. (together with Heartland, the "1997 Acquisitions"). In May 1996, the Company acquired certain net assets from James River Paper Corporation (" James River") including a California converting facility for tissue-based products and a tissue mill in Gouverneur, New York ("Natural Dam"). In December 1995, the Company acquired the Chesapeake Consumer Products Company, a manufacturer of napkins, tablecovers and crepe paper, ("Chesapeake") from Chesapeake Corporation. In November 1995, the Company acquired substantially all of the net assets of a manufacturer of paper plates and cups ("Maspeth"), (together with James River and Chesapeake, the "1996 Acquisitions"). In March 1995, the Company acquired substantially all of the net assets of the Scott Foodservice Division ("Hoffmaster"), (together with the 1997 Acquisitions and 1996 Acquisitions, the "Acquisitions") from Scott Paper Company ("Scott"). See Note 3 to the Financial Statements for a further discussion of the Acquisitions.

GENERAL
         The Company believes that it is a leading converter and marketer of a broad line of disposable paper food service products. The Company sells its products under both branded and private labels to the consumer and institutional markets and participates at all major price points. The Company believes it is a market leader in the sale of premium white, colored and custom-printed napkins, placemats, tablecovers and food trays and in the sale of private label consumer paper plates, bowls and cups. The Company's Sensations, Splash (Registered Trademark) and Party Creations (Registered Trademark) brands are well recognized in the consumer markets and its Hoffmaster (Registered Trademark) brand is well recognized in the institutional markets.

         The Company offers a broad range of products, enabling it to offer its customers "one-stop" shopping for their disposable food service product needs. See " --- Products". The Company is principally a converter and marketer of paperboard and tissue products, the prices of which typically follow the general movement in the costs of such principal raw materials. The Company believes that it is generally able to maintain relatively stable margins between its selling prices and its raw materials costs.

         The Company sells its converted products to more than 2,500 consumer and institutional customers located throughout the United States and has developed and maintained long-term relationships with many of these customers. Food service distributors, restaurants, schools, hospitals and other major institutions with dining facilities comprise the institutional market. Supermarkets, mass merchants, warehouse clubs, discount chains and other retail stores comprise the consumer market.

         The Company also produces specialty and deeptone colored tissue paper, the primary raw material used in the conversion of colored napkins and tablecovers, at its Natural Dam mill. In Fiscal 1997, this mill produced approximately 14,400 tons of tissue paper. The Company has recently completed the installation of a second paper machine at Natural Dam which is expected to double the mill's production capacity.

PRODUCTS
         General. The Company classifies its products into five categories:
(i) paperboard converted products, such as white, colored and printed paper plates and bowls, paper cups for both hot and cold drinks, handled food pails for take-out food and food trays; (ii) tissue converted products, such as printed and solid napkins and printed and solid paper tablecovers and crepe paper; (iii) tissue mill products, including jumbo rolls of tissue and specialty tissue products; (iv) specialty products, such as placemats, doilies, tray covers and fluted products including baking cups; and (v) products for resale, such as plastic cutlery, coasters, plastic cups and plastic toothpicks. The Company's premium products include colored and custom printed napkins and placemats. The Company currently has over 8,000 SKUs. The Company believes that it holds one of the top three market positions in white paper plates, decorated plates, bowls and cups in the consumer market, as well as in food pails, trays and premium napkins in the institutional market. These products are sold nationwide to supermarkets, restaurant franchises, discount store chains and major food distributors.

 PAPERBOARD CONVERTED PRODUCTS
         Paper Plates and Bowls. Paper plates and bowls, which represent the largest portion of the Company's sales, are sold primarily to the consumer market. These products include coated and uncoated white plates, decorated plates and bowls. The plates range in size from a four inch square to a 10 1/4 inch diameter round. The bowls include seven ounce and 12 ounce sizes. Uncoated and coated paper plates are considered commodity items and are generally purchased by cost-conscious consumers for everyday use. Printed and decorated plates and bowls, which are typically in lower count packages, are sold for everyday use as well as for parties and seasonal celebrations, such as Halloween and Christmas.

         Paper Cups. Paper cups, which range in size from three ounces to 46 ounces, are sold to both the consumer and institutional markets. The Company offers a number of attractive cup and lid combinations for both hot and cold beverages. Cups for the consumption of cold beverages are generally wax coated for superior rigidity, while cups for the consumption of hot beverages are made from paper which is poly-coated on one side to provide a barrier to heat transfer. Printed cups are often used as promotional items by the Company's customers.

         Take-Out Containers. Trays, which range in size from four ounces to 10 pounds, are sold to the institutional markets customers and are used primarily for the take-out of fast foods. Food pails, which range in size from eight ounces to 64 ounces, are sold exclusively to the institutional market and are used primarily by restaurants for take-out meals.

 TISSUE CONVERTED PRODUCTS
         Napkins. Napkins represent the second largest portion of the Company's sales. Napkins are sold under the Company's Hoffmaster (Registered Trademark), Fonda, Sensations, Splash (Registered Trademark) and Party Creations (Registered Trademark) brand names, as well as under national distributor brand names. The Company believes its brand names are well established and are widely considered to be among the leading brands in the consumer and institutional food service markets. Napkin products range from decorated-colored, multi-ply napkins and simple custom printed napkins featuring an end-user's name or logo to fully printed, graphic-intensive napkins for the premium paper goods sector. Hoffmaster is a line of premium quality one-, two-, three-, and four-ply napkins that coordinate with printed and solid paper placemats, paper plates, paper cups, paper and plastic tablecovers, plastic cutlery and crepe paper.

         Tablecovers. Tablecovers represent one of the Company's fastest growing product segments, ranging from economy to premium product lines. Tablecovers are sold under the Hoffmaster (Registered Trademark), Linen-Like (Registered Trademark), Windsor (Registered Trademark), Sensations, Splash (Registered Trademark) and Party Creations (Registered Trademark) brand names. The Company has a broad selection of tablecovers in one-, two-, and three-ply configurations. Tablecovers, in rolled and folded package formats, are produced in white, solid color and one-to-four-colored printed products. These tablecovers are matched in color and design with the Company's napkins, placements, cups, plates, plastic cutlery and crepe paper. Linen-Like is a premium line of tablecovers, currently sold to institutional customers as a linen replacement.

         Crepe. Rolled crepe paper complements the Company's offering of disposable tableware products. Originally sold only in the consumer market, the Company has expanded crepe products to the Company's institutional seasonal product lines. The Company is vertically integrated in crepe products and uses the beater-dyed process, at its Natural Dam mill, which makes colored crepe products bleed-resistant to moisture. Crepe products are sold under the Hoffmaster (Registered Trademark), Splash (Registered Trademark) and Party Creations (Registered Trademark) brand names. In addition to solid color crepe paper products, the Company produces printed crepe paper in seasonal and themed product offerings. The Company believes it can produce higher quality crepe products than its competitors because it controls all parts of the crepe production process, from paper making to converting and packaging.

TISSUE MILL PRODUCTS
         Natural Dam manufactures "jumbo" rolls of unconverted deep-tone, multi-ply tissue, a primary raw material used in the conversion of napkins and tablecovers. Approximately 55% of the production from Natural Dam is sold to converters of specialty tabletop products, including the Company's internal consumption. The Company's tissue based converting operations utilize Natural Dam production to the extent that it is strategically beneficial. The remaining 45% of production is customized specialty products sold to converters of disposable products used in the medical, hygienic, industrial and other markets; such products include electrical insulating tissue, filter media, waxing tissue base, surgical face mask and blood wadding.

 SPECIALTY PRODUCTS
         Placemats. Placemats and traycovers are available in a variety of shapes and sizes. The Company owns 30 different die shapes which create unique decorated placemats in shapes such as flags, pumpkins, fish, seashells and farm animals. These unusual shapes attract interest because they allow customers to individualize their placemats by focusing on a particular theme, season or holiday. In addition to placemats, the Company uses a proprietary technology to produce non-skid traycovers that serve the particular needs of the airline and healthcare industries. These traycovers, made from both recycled and virgin paper, can be printed with up to four colors and coordinated with printed or solid napkins.

         Doilies. Paper doilies are used as decorative items by the food service industry. The Company offers numerous different styles of paper lace doilies that are used primarily to enhance the visual appeal of foods, fine china and glassware in upscale restaurants and hotels.

         Portion Cups and Fluted Products. Portion cups and fluted products are offered in a variety of sizes and shapes. Portion cups range in size from
0.5 to 5.5 ounces and are pleated and wax-coated for extra strength. Portion cups are typically used for dispensing condiments, medicines, liquids and other items where portion control is important. Fluted products also come in a variety of sizes and are used as baking cups for muffins and as trays for fast foods.

 PRODUCTS FOR RESALE
         In an effort to offer its customers the convenience of "one-stop" shopping, the Company purchases products which it does not manufacture, and offers such products for resale. These products round out the Company's complete product line and include plastic cutlery, coasters, plastic cups, plastic plates, wooden and plastic sandwich picks, special occasion invitations and party favors.

MARKETING AND SALES
         Marketing. The Company's marketing efforts are principally focused on
(i) providing value-added services, including EDI capabilities, automatic shipment notification to customers, sales training for distributors, promotional support, brochures and catalogs, state-of-the-art graphics services, merchandising programs, prompt delivery of products and information systems that provide detailed sales data to customers; (ii) category expansion by cross marketing products between the consumer and institutional markets;
(iii) development of new graphic designs which the Company believes will offer consumers recognized value; and (iv) increasing brand awareness through enhanced packaging and promotion. The marketing group, together with its customers, conducts product trial tests to gather consumer feedback and improve product salability. The seasonal product marketing programs promote the Company's sophisticated graphic art capabilities and encourage customers to supplement their regular purchases with premium-quality seasonal items.

         The marketing group coordinates the projects of artists and designers in the Company's art department. The art department has state-of-the-art graphic capabilities, including computer-aided design systems and lithograph plate making capabilities, which allow the Company to compete effectively in the custom printed napkin market. The Company also benefits from its extensive design library.

         The Company sells its products through a sales organization of approximately 50 salespersons, as well as independent brokers. The Company believes that its experienced sales team and its ability to provide high levels of customer service enhances the Company's long-term relationships with its customers. The Company sells to more than 2,500 institutional and consumer customers located throughout the United States.

         Institutional Market. Restaurants, schools, hospitals and other major institutions comprise the institutional market. This market represented approximately 47% of the Company's net sales in Fiscal 1997. The institutional market is serviced by dedicated field service representatives located throughout the United States under the direction of five dedicated sales managers. The field sales force works directly with national and regional distributors to service the needs of the various segments of the food service industry. The field sales force serves four primary functions: (i) to work with distributors' own sales representatives to increase demand for the Company's products; (ii) to make direct sales calls with distributors; (iii) to keep distributors' sales representatives knowledgeable about the Company's new products; and (iv) to demonstrate to end-users the value added by the Company's customized color printing capabilities for table top products. These functions also help to create "pull-through" demand for the Company's products.

         Consumer Market. Supermarkets, mass merchants, warehouse clubs, discount chains and other retail stores comprise the consumer market. This market represented approximately 53% of the Company's net sales in Fiscal 1997. The Company's consumer market is classified into four distribution channels: (i) the grocery channel, which is serviced through a national and regional network of brokers, (ii) the retail mass merchant channel, which is serviced directly by field service representatives, (iii) the specialty (party) channel, a new channel of distribution, which is serviced through both national and regional networks of brokers and directly by field service representatives and (iv) the warehouse club channel, also a new channel of distribution, which is serviced through both national and regional networks of brokers and directly by field service representatives. Each channel is managed by a Sales Director who is responsible for all product sales in that channel. The Company's broker relationships are managed by eight regional managers who have an average of 20 years of experience selling service products.

          As a result of the Acquisitions, the Company has experienced an increase in sales to existing customers and additional product opportunities in markets in which it historically had limited penetration. For example, the Maspeth acquisition provided the Company with access to the mass merchandising market. In addition, the Company's consumer customer base has extended into additional channels as a result of product line enhancements. In this regard, the James River acquisition afforded the Company three customers in the warehouse club channel. In order to eliminate duplicate sales representation with certain customers in connection with the Acquisitions, the Company has also reorganized its consumer sales and marketing efforts to be more responsive to the marketplace.

         In Fiscal 1997, the Company's five largest customers represented approximately 16% of net sales and no one customer accounted for more than 10% of net sales.

SEASONALITY
         Prior to March 1995, the Company's business was highly seasonal with over 30% of its net sales and 50% of its cash flow realized in the fourth quarter of its fiscal year. As a result of significant growth and diversification through acquisitions, its business has become less seasonal. Nevertheless, income from operations tends to be greatest during the first and fourth quarters of the fiscal year.

DISTRIBUTION
         Each of the Company's manufacturing facilities includes sufficient warehouse space to store such facility's raw materials and finished goods as well as products from the Company's other manufacturing facilities. Shipments of finished goods are made from each facility via common carrier. Raw materials are received by rail or truck in the Company's Vermont facility and by truck in all other facilities.

COMPETITION
         The disposable food service products industry is highly competitive. The Company believes that competition is principally based on product quality, customer service, price and graphics capability. Competitors include large multinational companies as well as regional and local manufacturers. The marketplace for these products is fragmented and includes participants that compete across the full line of products, as well as those that compete with a limited number of products. Some of the Company's major competitors are significantly larger than the Company, are vertically integrated and have greater access to financial and other resources. Consequently, such competitors may be able to more effectively compete by offering a broader range of products to customers.

         The Company's primary competitors in the paper plate and cup categories include Imperial Bondware (a division of International Paper Co.), Fort James Corp. (successor by merger of James River and Fort Howard Corp.), AJM Packaging Corp., Temple-Inland Inc., Fold-Pak Corp., Solo Cup Co. and Sweetheart Cup Co., Inc. Major competitors in the napkin, tablecover, tray and doily categories include Brooklyn Lace Paper Works, Inc., Duni Corp., Erving Paper Products Inc., Fort James Corp. and Wisconsin Tissue Mills Inc. (a subsidiary of Chesapeake Corporation). The Company's competitors also include manufacturers of products made from plastics and foam. The Company's competitors in tissue mill products include Lincoln Pulp and Paper Co., Inc. ("Lincoln"). Little Rapids Corporation and Cellu Tissue Corporation.

RAW MATERIALS AND SUPPLIERS
         Raw materials are a significant component of the Company's cost structure. Principal raw materials for the Company's paperboard and tissue operations include solid bleached sulfate ("SBS") paperboard, napkin tissue, bond paper and waxed bond obtained from major domestic manufacturers. Pulp is the principal raw material for the Natural Dam tissue mill and is obtained from a number of suppliers. Other material components include corrugated boxes, poly bags, wax adhesives, coatings and inks. Paperboard, napkin tissue, bond paper and waxed bond paper are purchased in "jumbo" rolls which may either be slit for in-line printing and processing, printed and processed or printed and blanked for processing into final products. Lincoln is the primary supplier of tissue to the Company. Pursuant to a contract, as amended, with Lincoln, the Company is required to purchase color and white tissue at the lower of a formula-based price or market price through December 31, 1999. Primary suppliers of paperboard stock are Georgia-Pacific Corp., Temple-Inland Inc., and Gilman Paper Co. The Company has a number of suppliers for substantially all of its raw materials and believes that current sources of supply for its raw materials are adequate to meet its requirements. The Company purchases the bulk of its SBS paperboard and napkin tissue under long-term contracts.

ENVIRONMENTAL MATTERS
         The Company and its operations are subject to comprehensive and frequently changing Federal, state, local and foreign environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water, and the disposal of hazardous wastes. The Company is subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at properties that it owns or operates and at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company believes that there are currently no pending investigations at the Company's plants and sites relating to environmental matters. However, there can be no assurance that the Company will not be involved in any such proceeding in the future and that any amount of future clean up costs and other environmental liabilities will not be material.

         The Company cannot predict what environmental laws or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Enactment of more stringent laws or regulations or more strict interpretation of existing laws and regulations may require additional expenditures by the Company some of which could be material.

EMPLOYEES
         As of July 27, 1997, the Company employed 1,739 persons consisting of 1,356 hourly and 383 salaried workers. Approximately 84% of the Company's hourly employees are represented by the United Paperworkers International Union. The Company considers its relationship with its employees to be good. The current labor agreements expire on October 31, 1997 at Maspeth; January 31, 1998 at St. Albans; November 28, 1998 at Gouverneur, March 31, 1999 at Appleton; June 9, 2000 at Williamsburg and May 31, 2002 at Oshkosh. Since 1989, the Company has not experienced any work stoppages or curtailment of operation due to a labor dispute, other than a one-month work stoppage at the Three Rivers, Michigan facility in August 1996. Operations were maintained during the time of the walkout, and the Company negotiated a one-year extension until August 31, 1997 that gave the Company the flexibility to close this facility. In Fiscal 1997, management decided to close this facility.

ITEM 2.  PROPERTIES

         The Company's converting facilities, located throughout the United States, operated at approximately 70% of total production capacity in 1997. The Company also operates a specialty and deep-tone colored tissue mill in Gouverneur, New York. All of the Company's facilities are well maintained, in good operating condition and suitable for the Company's operations.

         The table below provides summary information regarding the principal properties owned or leased by the Company.

                                                                         SIZE              OWNED/
LOCATION                             TYPE OF FACILITY               (APPROX SQ FT)         LEASED      PRODUCTS
--------                             ----------------               --------------         ------      --------
CONVERTING FACILITIES
    St. Albans, VT                   Manufacturing                     112,500                O        Plates, pails,
                                     Warehouse                         182,000                L        bowls, trays
                                     Office                             12,400                O


    Williamsburg, PA                 Manufacturing                      66,000              O(1)       Plates, cups
                                     Warehouse                          71,000              O(1)
                                     Office                              9,000              O(1)

    Jacksonville, FL                 Manufacturing                      57,500              L(2)       Plates, pails
                                     Warehouse                          10,100              L(2)
                                     Office                              2,400              L(2)

    Three Rivers, MI                 Manufacturing                      70,500              O(3)       Plates
                                     Warehouse                          39,900              O(3)

    Maspeth, NY                      Manufacturing                      55,000                L        Plates, cups
                                     Warehouse                          70,000                L
                                     Office                              5,000                L

    Goshen, IN                       Manufacturing                      15,000                O        Plates
                                     Warehouse                          48,000                O

    Oshkosh, WI                      Manufacturing                     234,000                O        Napkins, placemats,
                                     Warehouse                         218,000                O        tablecovers, doilies,
                                     Office                             32,000                O        portion cups/fluted

    Appleton, WI                     Manufacturing                      90,300                O        Napkins, crepe
                                     Warehouse                         168,900                O        tablecovers
                                     Office                              8,500                O

    Long Beach, CA                   Manufacturing                      47,400              L(4)       Napkins, placemats
                                     Warehouse                          49,000              L(4)

    Glens Falls, NY                  Manufacturing                      23,800                O        Napkins,
                                     Warehouse                          35,300                O        placemats

TISSUE MILL
    Gouverneur, NY                   Manufacturing                      88,000                O        Tissue, crepe
                                     Warehouse                         143,000                O
                                     Office                              3,800                O

(1)      Subject to capital lease.
(2) Leased from Dennis Mehiel. See "Certain Relationships and Related Transactions."
(3)      In August 1997, the Company closed this facility.
(4) In Fiscal 1997, management decided to close this facility and it is expected that it will be closed before the end of the calendar year.

         The Company hosts a co-generation facility owned by Kamine/Besicorp Natural Dam L.P. ("Kamine") at its Natural Dam mill in Gouverneur, New York. This co-generation facility generates power sold under long-term contract to Niagara Mohawk Power Corporation ("Niagara") and produces steam for internal use at the Natural Dam mill and which is expected to provide significant cost savings to the Company. Natural Dam will receive all of its steam energy requirements at 50% of historical cost in calendar 1997, and expects to continue to receive its steam energy requirements at significantly increased savings for the next 40 years thereafter. Natural Dam also expects to receive land lease payments from the operator of the land occupied by the co-generation facility.

         In July 1997, Niagara announced its intention to seek modifications or terminate a number of contracts with independent power providers, including Kamine. At this time, the Company is unable to assess what impact, if any, will occur as a result of such intention.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage of types and in amounts which it believes to be adequate and does not believe that it is presently a party to any litigation, the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

         Following the Company's Hoffmaster acquisition, the Company brought a civil action in the United States District Court for the Eastern District of Pennsylvania against Scott alleging, among other things, breach of warranties and representations with regard to disclosures of raw material pricing information. In July 1997, the Company and Scott settled the lawsuit for a net $2.9 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock is not traded on any organized market. No unregistered sales of equity securities occurred in Fiscal 1997. The Company does not currently pay any dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                                YEARS ENDED JULY (2)
                                                      -----------------------------------------------------------------
                                                         1997           1996         1995            1994         1993
                                                      ----------     ----------    ---------      ---------    --------
                                                                                (In thousands)
STATEMENT OF OPERATIONS DATA: (1)
Net sales                                              $252,513       $204,903      $97,074        $61,839      $61,079
Cost of goods sold                                      196,333        161,304       76,252         51,643       49,776
                                                      ----------     ----------    ---------      ---------    --------
Gross profit                                             56,180         43,599       20,822         10,196       11,303
Selling, general and administrative expenses             37,168         29,735       14,112          8,438        8,686
Other income, net                                        (1,608)             -            -              -            -
                                                      ----------     ----------    ---------      ---------    --------
Income from operations                                   20,620         13,864        6,710          1,758        2,617
Interest expense, net                                     9,017          7,934        2,943          1,268        1,201
                                                      ----------     ----------    ---------      ---------    --------
Income before taxes and extraordinary  loss              11,603          5,930        3,767            490        1,416
Income taxes                                              4,872          2,500        1,585            239          478
                                                      ----------     ----------    ---------      ---------    --------
Income before extraordinary loss                          6,731          3,430        2,182            251          938
Extraordinary loss, net (3)                               3,495              -            -              -            -
                                                      ----------     ----------    ---------      ---------    --------
Net income                                               $3,236         $3,430       $2,182           $251         $938
                                                      ==========     ==========    =========      =========    ========

BALANCE SHEET DATA AS OF JULY:
Working capital                                         $58,003        $38,931      $28,079         $2,731       $1,738
Property, plant and equipment, net                       59,261         46,350       26,933          7,454        7,428
Total assets                                            179,604        136,168       79,725         24,668       24,676
Total indebtedness (4)                                  122,987         87,763       48,165         12,581       11,589
Redeemable common stock                                   2,076          2,179        2,115              -            -
Stockholders equity                                      15,010         11,873        7,205          5,977        5,726


(1) Includes the results of operations of the Company and the Acquisitions since their respective dates of acquisition. See "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations " and Note 3 to the Financial Statements of the Company.
(2) All fiscal years are 52 weeks, except for Fiscal 1994 which is 53 weeks.
(3) The Company incurred a $3.5 million extraordinary loss (net of a $2.5 million income tax benefit) in connection with the early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized debt discount and prepayment penalties.
(4) Includes short-term and long-term borrowings and current maturities of long-term debt.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results or future events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, raw material costs, labor market conditions, the highly competitive nature of the industry, and developments with respect to contingencies such as environmental matters and litigation.

         The following discussion of results of operations for Fiscal 1997, 1996 and 1995 is based on the historical results of operations of the Company. Since the Acquisitions were consummated from time to time during such fiscal years, the financial information contained herein with respect to periods prior to the Acquisitions does not reflect the results of operations of the businesses acquired; thus, this financial information is not necessarily indicative of the results of operations that would have been achieved had the Acquisitions been consummated by the Company at the beginning of the periods presented herein or which may be achieved in the future, nor does it reflect the operations of such acquired businesses under the Company's management for a significant period of time.

         Prior to March 1995, the Company's business was highly seasonal with over 30% of its net sales and 50% of its cash flow realized in the fourth quarter of its fiscal year. As a result of significant growth through acquisitions, its business has become less seasonal. Nevertheless, income from operations tends to be greatest during the first and fourth quarters of the fiscal year.

GENERAL

         The Company is a converter and marketer of paperboard and tissue products, the selling prices of which typically follow the general movement in the cost of such principal raw materials. This is particularly true with respect to commodity products, such as coated and uncoated white paper plates. When raw materials and selling prices increase, operating margins tend to improve. Conversely, when raw materials prices decrease, selling prices generally also decline. Operating margins may also decline as the Company's fixed selling, general and administrative costs remain relatively constant. The actual impact on the Company of raw materials price changes is affected by a number of factors including the level of inventories at the time of a price change, the specific timing and frequency of price changes, and the lead and lag time that generally accompanies the implementation of both raw materials and subsequent selling price changes. However, over time the Company believes that it is able to maintain relatively stable margins between its selling prices and raw material costs. The Company's business and growth strategy is intended, in part, to enable the Company to maintain a lower cost structure as a result of improved purchasing power, improved fixed overhead costs absorption and consolidation and elimination of costs as it integrates its strategic acquisitions. Furthermore, the Company believes that it has been able to mitigate the effect of changing raw materials prices by diversifying into higher margin, value-added products.

RESULTS OF OPERATIONS

                                                                             YEARS ENDED JULY
                                             ------------------------------------------------------------------------------------
                                                        1997                          1996                       1995
                                             ---------------------------   -------------------------     ------------------------
                                              AMOUNT      % OF NET SALES   AMOUNT     % OF NET SALES     AMOUNT  % OF NET SALES
                                              ------      --------------   ------     --------------     ------  --------------
                                                                             (Dollars in millions)
Net sales                                     $252.5           100.0%        $204.9         100.0%        $97.1       100.0%
Cost of goods sold                             296.3            77.7          161.3          78.7          76.3        78.6
                                             --------         -------       --------       -------       -------     -------
Gross profit                                   (43.8)           22.3           43.6          21.3          20.8        21.4
Selling, general and
  administrative expense                        37.2            14.7           29.7          14.5          14.1        14.5
Other income, net                               (1.6)           (0.6)             -             -             -           -
                                             --------         -------       --------       -------       -------     -------
Income from operations                         (79.4)            8.2           13.9           6.8           6.7         6.9
Interest expense, net                            9.0             3.6            8.0           3.9           2.9         3.0
                                             --------         -------       --------       -------       -------     -------
Income before taxes and
  extraordinary loss                            11.6             4.6            5.9           2.9           3.8         3.9
Income tax expense                               4.9             1.9            2.5           1.2           1.6         1.6
                                             --------         -------       --------       -------       -------     -------
Income before extraordinary loss                 6.7             2.7            3.4           1.7           2.2         2.3
Extraordinary loss, net                          3.5             1.4              -             -             -           -
                                             --------         -------       --------       -------       -------     -------
Net income                                      $3.2             1.3%          $3.4           1.7%         $2.2         2.3%
                                             ========         =======       ========       =======       =======     =======


FISCAL 1997 COMPARED TO FISCAL 1996

         Net sales in Fiscal 1997 increased $47.6 million, or 23%, to $252.5 million. This increase was a result of a full year's results of operations for the 1996 Acquisitions and two month's results of operations for the 1997 Acquisitions, which was partially offset by a $5.8 million decline in net sales due to lower average selling prices. The lower selling prices arose from competitive market conditions and lower raw material costs. During Fiscal 1997, prices declined about 16% in the institutional market and 10% in the consumer market. These lower selling prices were partially offset by higher sales volumes of 17% and 3% in the institutional and consumer markets respectively.

         Gross profit in Fiscal 1997 increased $12.6 million, or 29%, to $56.2 million due primarily to the 1996 Acquisitions. As a percentage of net sales, gross profit improved slightly from 21% in 1996 to 22% in 1997. Gross profits increased in the consumer market, primarily due to a 14% decline in SBS paperboard costs, but were offset by lower gross profits in the institutional market. Margins for the institutional market were reduced primarily as a result of competitive market conditions which lowered selling prices.

         Selling, general and administrative expenses in Fiscal 1997 increased $7.4 million, or 25%, to $37.2 million. This increase was due primarily to the incurrence of additional expenses and corporate overhead assumed in connection with the 1996 Acquisitions. As a percentage of net sales, selling, general and administrative expenses increased slightly from 14.5% in 1996 to 14.7% in 1997.

         Other income, net includes a gain of a net $2.9 million from the settlement of a lawsuit. See "Legal Proceedings". Partially offsetting this gain was a $1.3 million charge for anticipated costs of the closure of the Company's Three Rivers, Michigan facility. The charge covers the costs for the termination of employees as well as ongoing costs to maintain the facility until its disposition.

         Income from operations increased $6.8 million, or 49% due to the reasons discussed above. Excluding the $1.6 million net gain included in other income, income from operations increased, as a percentage of net sales, from 6.8% in Fiscal 1996 to 7.5% in Fiscal 1997.

         Interest expense, net of interest income, increased $1 million, or 14%, due to higher borrowing levels primarily resulting from the 1996 Acquisitions and the issuance of $120 million of 9 1/2% Senior Subordinated Notes due 2007. See "Liquidity and Capital Resources". Partially offsetting the higher borrowing levels were the lower interest rates on such notes.

         Income before income taxes and extraordinary loss increased to $11.6 million in 1997 from $5.9 million in 1996. The Company's effective income tax rate was 42% in both years.

         The Company incurred a $3.5 million extraordinary loss (net of a $2.5 million income tax benefit) in connection with the early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized debt discount, and prepayment penalties. As a result of the above, net income was $3.2 million in Fiscal 1997 compared to $3.4 million in Fiscal 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

         Net sales in Fiscal 1996 increased $107.8 million, or 111% to $204.9 million. Approximately 70% of this increase reflects a full year's results of operations for the Hoffmaster division, which also included seven months of results of operations for the Chesapeake acquisition. Approximately 7% of this increase is attributable to three months of results of operations of the James River acquisition, which was acquired by the Company in May 1996. Sales growth was also driven by a 13% increase in shipments by the Fonda division, which is primarily due to improved integration and marketing efforts, and a 5% increase in selling prices.

         Gross profit in Fiscal 1996 increased by $22.8 million, or 109% to $43.6 million. Approximately 70% of the increase is due to the Hoffmaster division, for the reasons stated above. Gross profit as a percentage of net sales was approximately 21.4% in both periods. The inclusion of the Hoffmaster division results offsets an increase in cost of goods sold as a percentage of sales at the Fonda division. In the first half of Fiscal 1996, the Company experienced increased raw material costs as a result of continuous price increases during 1995, which affected the Fonda division. Raw material costs stabilized and began to decline in the latter part of Fiscal 1996 but nevertheless increased approximately 15% during the year.

         Selling, general and administrative expenses in 1996 increased $15.6 million, or 111% to $29.7 million, primarily due to the Company's increased presence in consumer markets as a result of the Chesapeake and Maspeth acquisitions, as well as a full year's results for the Hoffmaster division. As a percentage of net sales, however, selling, general and administrative expenses remained relatively constant at approximately 14.5%.

         Income from operations increased $7.2 million, or 107%. As a percentage of net sales, operating income remained unchanged at 6.9%. Costs of integrating the Chesapeake and Maspeth acquisitions and slightly lower selling prices were offset by cost savings achieved in overhead reduction, improved fixed cost absorption and lower procurement costs.

         Interest expense increased $5 million as a result of the debt incurred in connection with the Hoffmaster and 1996 Acquisitions. The Company's effective income tax rate was 42% in both periods.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has relied on cash flows from operations and borrowings to finance its working capital requirements, capital expenditures and acquisitions.

         Net cash provided by operating activities was $8.3 million in Fiscal 1997 compared to $17.7 million in Fiscal 1996. The higher level of net cash provided by operating activities in Fiscal 1996 reflects the consolidation of the working capital assets acquired in the Hoffmaster acquisition. This increase was primarily due to a reduction in the level of accounts receivable and an increase in accounts payable and accrued expenses.

         The Company's investing activities are primarily capital expenditures and business acquisitions. Capital expenditures in Fiscal 1997 were $10.4 million, including $8.2 million related to the installation of a second paper machine at the Natural Dam tissue mill. The remaining $2.2 million in Fiscal 1997 and most of the capital expenditures in prior years were for routine capital improvements. To complete the installation of the second paper machine at Natural Dam, an estimated $1.3 million will be spent in early Fiscal 1998. The Company spent $23 million in Fiscal 1997, $45.2 million in Fiscal 1996 and $28 million in Fiscal 1995 for the Acquisitions.

         In February 1997, the Company entered into a new revolving credit agreement (the "Revolver") which provides up to $50 million borrowing capacity, collateralized by eligible accounts receivable and inventories. At July 27, 1997, there were no amounts outstanding under the Revolver and $37.1 million was the maximum advance available based upon eligible collateral.

         Pursuant to the terms of the Revolver, the Company is subject to certain affirmative and negative covenants customarily contained in agreements of this type, including, without limitation, covenants that restrict, subject to specified exceptions (i) mergers, consolidations, asset sales or changes in capital structure, (ii) creation or acquisition of subsidiaries, (iii) purchase or redemption of the Company's capital stock (excluding the Stock Repurchase, as defined herein) or declaration or payment of dividends or distributions on such capital stock, (iv) incurrence of additional indebtedness, (v) investment activities, (vi) granting or incurrence of liens to secure other indebtedness, (vii) prepayment or modification of the terms of subordinated indebtedness and (viii) engaging in transactions with affiliates. In addition, the Revolver requires that the Company satisfy certain financial covenants.

         On February 27, 1997, the Company issued $120 million of 9 1/2% Series A Subordinated Notes due 2007 (the "Old Notes"). Proceeds from the issuance of the Old Notes were primarily used to retire debt. On August 8, 1997, the Company consummated an exchange of 100% of the Old Notes for $120 million of 9 1/2% Series B Subordinated Notes due 2007 (the "Notes"), which are registered under the Securities Act of 1933, as amended. The Notes bear interest at a rate of 9 1/2% per annum, payable semi-annually in March and September and will mature on March 1, 2007.

         In April 1997, the Company offered to repurchase up to 74,000 shares of its common stock at $135 per share from the Company's stockholders on a pro rata basis (the "Stock Repurchase"). Pursuant to the Stock Repurchase, in May 1997, the Company redeemed 500 shares of its Class A Common Stock and 1,000 shares of the Class B Common Stock.

         In September 1997, pursuant to the Stock Repurchase, the Company redeemed 61,865 shares of Class A Common Stock for $8.4 million. Management expects that up to 100% of the remaining 10,635 shares of Class A Common Stock pursuant to the Stock Repurchase will be repurchased during Fiscal 1998. See "Security Ownership of Certain Beneficial Owners and Management".

         The Company incurred no material costs for compliance with environmental laws and regulations during Fiscal 1997 or Fiscal 1996.

         Following the issuance of the Notes, the Company believes that cash generated by operations, combined with amounts available under the Revolver, will be sufficient to meet its capital expenditure needs, debt service requirements and working capital needs for the foreseeable future. The Company may need to obtain additional financing to pursue additional acquisitions; however, there can be no assurance that the Company will be able to obtain such financing or on terms favorable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements and Schedule attached hereto and listed in Item 14 (a)(1) and (a)(2) hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


PART  III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a table setting forth certain information with respect to the individuals who are the directors and executive officers of the Company.

NAME                                  AGE       POSITION
----                                  ---       --------
Dennis Mehiel                         55        Chairman and Chief Executive Officer
Thomas Uleau                          52        President, Chief Operating Officer and Director
Hans Heinsen                          44        Senior Vice President, Chief Financial Officer
                                                 and Treasurer
Michael Hastings                      50        Senior Vice President and President, Fonda Division
Robert Korzenski                      42        Senior Vice President and President, Hoffmaster Division
Harvey L. Friedman                    55        Secretary and General Counsel
Alfred B. DelBello                    62        Vice Chairman
James Armenakis                       54        Director
Gail Blanke                           49        Director
John A. Catsimatidis                  49        Director
Chris Mehiel                          58        Director
Jerome T. Muldowney                   52        Director
G. William Seawright                  56        Director
Lowell P. Weicker, Jr.                66        Director


         DENNIS MEHIEL has been the Chairman and Chief Executive Officer of the Company since 1988. Since 1966 he has been the Chairman of Four M, a converter and seller of interior packaging, corrugated sheets and corrugated containers which he co-founded, and since 1977 (except during a leave of absence from April 1994 through July 1995) he has been the Chief Executive Officer of Four M. Mr. Mehiel is also the Chairman of Box USA of New Jersey, Inc., formerly known as MannKraft Corporation ("MannKraft"), a manufacturer of corrugated containers, and Chief Executive Officer and Chairman of Creative Expressions Group, Inc. ("CEG").

         THOMAS ULEAU has been the President of the Company since January 9, 1997, the Chief Operating Officer of the Company since 1994 and a Director of the Company since 1988. Mr. Uleau was Executive Vice President of the Company from 1994 to 1996 and from 1988 to 1989. He has been Executive Vice President of CEG since 1996. He served as Executive Vice President and Chief Financial Officer of Four M from 1989 through 1993 and Chief Operating Officer in 1994. He is also currently a director of Four M, CEG and MannKraft. Mr. Uleau was President of Cardinal Container Corporation (which was acquired by Four M in
1985) from 1983 to 1987. He started his career as an accountant at Haskins and Sells from 1969 to 1971, after which he spent several years in various capacities at IU International Corp., a transportation and paper products conglomerate.

         HANS HEINSEN has been Senior Vice President and Treasurer since January 9, 1997 and Vice President Finance and Chief Financial Officer of the Company since June 1996. Prior to joining the Company, Mr. Heinsen spent 21 years in a variety of corporate finance positions with The Chase Manhattan Bank, N.A. His experience includes private placements, mergers and acquisitions, syndications, project finance and leveraged finance.

         MICHAEL HASTINGS has been Senior Vice President since January 9, 1997 and President of the Fonda division since joining the Company in May 1995. From December 1990 to April 1995, Mr. Hastings served as Vice President of Sales and Marketing and as a member of the Board of Directors of Anchor Packaging Company, a manufacturer of institutional films and thermoformed plastic packaging. Mr. Hastings had previously worked in a variety of positions, including sales, marketing and plant operations management, at Scott Paper Company and Thomson Industries CSF S.A.

         ROBERT KORZENSKI has been Senior Vice President since January 9, 1997 and President of the Hoffmaster division since its acquisition by the Company on March 30, 1995. From October 1988 to March 30, 1995, he served as Vice President of Operations and Vice President of Sales of Scott Institutional, a division of Scott Paper Company. Prior to that, he was Director of National Sales at Thompson Industries.

         HARVEY L. FRIEDMAN has been Secretary and General Counsel since May 1996. He was a Director of the Company from 1985 to January 9, 1997. Mr. Friedman is also the Secretary and General Counsel of CEG, Four M and MannKraft and is a Director of CEG. He was formerly a partner in Kramer, Levin, Naftalis & Frankel, a New York City law firm.

         ALFRED B. DELBELLO has served as a Vice Chairman of the Company since January 9, 1997 and Director of the Company since 1990. Since July 1995, Mr. DelBello has been a partner at the law firm of DelBello, Donnellan & Weingarten & Tartaglia, LLP. From September 1992 to July 1995 he was a partner at the law firm of Worby DelBello Donnellan & Weingarten. Prior thereto, he had been the President of DelBello Associates, a consulting firm, since 1985. Mr. DelBello served as Lieutenant Governor of New York State from 1983 to 1985.

         JAMES ARMENAKIS has served as a director of the Company since June 1997. He is a senior partner in the law firm of Armenakis & Armenakis. Mr. Armenakis is a litigator and specializes in business transactions and international law.

         GAIL BLANKE has served as a Director of the Company since January 9, 1997. She has been President and Chief Executive Officer of Gail Blanke's Lifedesigns, LLC. since March 1995. Lifedesigns, was founded in March of 1995 as a division of Avon Products, Inc. and was spun off from Avon in March 1997. Ms. Blanke is a former Senior Vice President of Avon Products, Inc. and prior thereto, she held a number of management positions at CBS, Inc. and served as Manager of Player Promotion for the New York Yankees. Ms. Blanke is President of the New York Women's Forum and was the most recent past Chairman of the Board of the Fashion Group International. She is also the President-elect of the New York Women's Agenda and a director of the Trickle Up Program.

         JOHN A. CATSIMATIDIS has served as a Director of the Company since January 9, 1997. He has been Chairman and Chief Executive Officer of the Red Apple Group, Inc., a company with diversified holdings that include oil refining, supermarkets, real estate, aviation and newspapers, since 1969. Mr. Catsimatidis serves as a director of Sloan's Supermarket, Inc. and News Communications, Inc. He also serves on the board of trustees of New York Hospital, St. Vincent Home for Children, New York University Business School, Athens College, Independent Refiners Coalition and New York State Food Merchant's Association.

         CHRIS MEHIEL, the brother of Dennis Mehiel, has been a Director of the Company since January 9, 1997. Mr. Mehiel is a co-founder of Four M and has been Executive Vice President, Chief Operating Officer and a Director of Four M since September 1995 and Chief Financial Officer since August 1997. He is the President of the managing member of Fibre Marketing Group, LLC, the successor to Fibre Marketing Group, Inc., a waste paper recovery business which he co-founded, and was President of from 1994 to January 1996. From 1993 to 1994, Mr. Mehiel served as President and Chief Operating Officer of MannKraft. From 1982 to 1992, Mr. Mehiel served as the President and Chief Operating Officer of Specialty Industries, Inc., a waste paper processing and container manufacturing company.

         JEROME T. MULDOWNEY has served as a Director of the Company since 1990. Since January 1996, Mr. Muldowney has been a Managing Director of AIG Global Investment Corp. and since March 1995 he has been a Senior Vice President of AIG Domestic Life Companies ("AIG Life"). Prior thereto, he had been a Vice President of AIG Life since 1982. In addition, from 1986 to 1996, he served as President of AIG Investment Advisors, Inc. He is currently a director of AIG Life and AIG Equity Sales Corp.

         G. WILLIAM SEAWRIGHT has served as a Director of the Company since January 9, 1997. He was President and Chief Executive Officer of Stanhome Inc., a manufacturer and distributor of giftwares and collectibles, from 1993 to October 1, 1997. Prior thereto, he was President and Chief Executive Officer of Paddington, Inc., an importer of distilled spirits, since 1990. From 1986 to 1990, he was President of Heublein International, Inc., where he was primarily responsible for marketing Smirnoff vodka worldwide. He is also a director of Stanhome Inc.

         LOWELL P. WEICKER, JR. has served as a Director of the Company since January 9, 1997. Mr. Weicker served as Governor of Connecticut from January 1991 through January 1995. From 1962 to 1989, he served in the U.S. Congress. Mr. Weicker presently teaches at the University of Virginia. In 1992, Mr. Weicker earned the Profiles in Courage Award from the John F. Kennedy Library Foundation.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation earned, whether paid or deferred, to the Company's Chief Executive Officer and its other four most highly compensated executive officers (collectively, the "Named Officers") for the years ended July 27, 1997, July 26, 1996 and July 30, 1995 for services rendered in all capacities to the Company during such fiscal years.

                                             SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION                     SECURITIES
NAME AND PRINCIPAL           -------------------------------------------------------      UNDERLYING         ALL OTHER
    POSITION                   YEAR           SALARY           BONUS         OTHER(1)       SARS(#)       COMPENSATION(2)
    --------                   ----           ------           -----         -----        ----------      ---------------

Dennis Mehiel                  1997        $ 168,750       $  75,000         $ ---            ---              $ ---
   Chairman and Chief          1996          150,000          60,000           ---            ---                ---
   Executive Officer           1995           37,500            ---            ---            ---                ---

Thomas Uleau                   1997          196,250          75,000           ---           1,950              9,504
   President and Chief         1996          185,000          60,000           ---           1,950              9,186
   Operating Officer           1995           57,695(4)         ---            ---           1,950              3,628

Hans Heinsen                   1997          170,000          56,000           ---           1,950             10,371
   Senior Vice President,      1996           26,153(3)         ---            ---           1,950                625
   Chief Financial Officer     1995            ---              ---            ---            ---                ---
   and Treasurer

Michael Hastings               1997          164,423         60,000            ---           1,950              8,203
   Senior Vice President       1996          150,000         38,250            ---           1,950              9,219
   and President, Fonda        1995           37,500(5)       7,500            ---           1,950              1,442
   Division

Robert Korzenski               1997          164,423         50,000            ---           1,950             10,216
   Senior Vice President       1996          150,000         47,250            ---           1,950              9,531
   and President,              1995           50,000(6)      15,000            ---           1,950              2,492
   Hoffmaster Division


(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Officers did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus and
     (ii) $50,000. Thus, such amounts are not reflected in the table.
(2) Reflects matching contributions by the Company under the Company's 401(k) Plans, and medical and life insurance premiums paid by the Company.
(3)  Consists of salary for employment commencing June 1996.
(4)  Consists of salary for employment commencing April 1995.
(5)  Consists of salary for employment commencing May 1995.
(6)  Consists of salary for employment commencing March 1995.

DIRECTOR COMPENSATION

         Directors who are not employees of the Company receive annual compensation of (i) $12,000, (ii) $1,000 for each Board meeting attended,
(iii) $1,000 for each committee meeting attended which is not held on the date of a Board meeting and (iv) 100 SARs. Directors who are employees of the Company do not receive any compensation or fees for service on the Board of Directors or any committee thereof.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1997 and 1996, both Messrs. Mehiel and Uleau participated in deliberations of the Company's Board of Directors concerning executive officer compensation. In addition, Messrs. Mehiel and Uleau are both members of the Board of Directors of Four M and CEG and Dennis Mehiel is the Chairman and Chief Executive Officer of Four M and CEG and Mr. Uleau is Executive Vice President of CEG.

STOCK APPRECIATION RIGHTS

         The following table provides information on grants of stock appreciation rights ("SARs") made during Fiscal 1997 to the Named Officers as well as the vested status of those SARs at July 27, 1997.


                                                 1997 SAR GRANT
                      --------------------------------------------------------------------------------
                                               % OF TOTAL
                             # OF               GRANTED TO            EXERCISE                             NUMBER OF UNEXERCISED
                          SECURITIES            EMPLOYEES              OR BASE             EXPIRA-        OPTIONS AT JULY 27, 1997
                          UNDERLYING            IN FISCAL            PRICE PER              TION          ------------------------
NAME                       GRANT                   YEAR                 SHARE              DATE (1)       EXERCISABLE/UNEXERCISABLE
----                  ------------------    ------------------     ----------------    ---------------    -------------------------
Thomas Uleau                1,950                 17.7%                 $30.06                --                1,170 / 4,680
Hans Heinsen                1,950                 17.7%                  45.33                --                  390 / 3,510
Michael Hastings            1,950                 17.7%                  30.06                --                1,170 / 4,680
Robert Korzenski            1,950                 17.7%                  30.06                --                1,170 / 4,680


(1) Unless otherwise determined by the Administering Committee of the Company's SAR Plan, awards of SARs will vest on each anniversary of their grant at the rate of 20% per year commencing on the first anniversary date. However, unless otherwise determined by the Administering Committee, in the event that at the time of any grant of SARs the grantee has not been continuously employed by the Company for at least five years, such vesting will be subject to the completion of such five-year period. Upon voluntary termination of employment, involuntary termination without cause or termination due to death, disability or retirement at age 60 or above, all unvested SARs will be forfeited and vested SARs not previously redeemed will be redeemed automatically by the Company as of the date of termination.

STOCK OPTIONS

         The Board of Directors granted Dennis Mehiel 15,000 options to purchase Class A Common Stock at an option price of $135 per share. Options to purchase 5,000 shares vest on October 1, 1997, and options to purchase an additional 5,000 shares vest on October 1, 1998 and October 1, 1999 respectively, or upon an initial public offering of the Company's common stock, whichever first occurs; provided that Mr. Mehiel is employed by the Company on the applicable vesting date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of October 22, 1997, with respect to the shares of common stock of the Company beneficially owned by each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding common stock and all directors and officers as a group.


                                                  BENEFICIAL OWNERSHIP
                                            ----------------------------------
NAME AND ADDRESS OF                            NUMBER OF        PERCENTAGE OF
BENEFICIAL OWNER                                SHARES          OWNERSHIP(1)(2)
-------------------                             ------          ---------------
Dennis Mehiel
   The Fonda Group, Inc.
   115 Stevens Avenue
   Valhalla, New York 10595                   123,135(2)            84.6%

All executive officers and directors
   as a group (14 persons)                    127,135               87.4%



(1) Includes warrants to purchase 9,176 shares of Class B Common Stock which are currently exercisable.
(2) Includes 5,000 shares underlying options to purchase Class A Common Stock, which are presently exercisable, and 28,135 shares which Mr. Mehiel has the power to vote pursuant to a voting trust agreement between his spouse, Edith Mehiel, and himself. In September 1997, pursuant to a separation agreement between Mr. Mehiel and Edith Mehiel, Mr. Mehiel transferred 50% of his common stock interest (90,000 shares of Class A Common Stock) to Edith Mehiel. Pursuant to the Stock Repurchase, the Company redeemed 61,865 shares of Class A Common Stock from Edith Mehiel. Pursuant to the voting trust agreement, Edith Mehiel granted the power to vote all of her shares of Class A Common Stock to Mr. Mehiel. Mr. Mehiel has retained the right to sell up to 10,365 shares of his Class A Common Stock to the Company pursuant to the Stock Repurchase and management expects that Mr. Mehiel will exercise this right during Fiscal 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leases its Jacksonville facility from Dennis Mehiel on terms that the Company believes are no less favorable than could be negotiated with an independent third party on an arm's-length basis. Pursuant to the lease, which has a term expiring December 31, 2014, the Company currently pays base rent of approximately $.2 million per year, subject to escalations indexed to the Consumer Price Index ("CPI"). In addition, from January 1, 1998 until July 31, 2006, Mr. Mehiel may require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation. The purchase price would be paid $.4 million in cash and the balance in a seven-year note secured by a lien covering the facility and under which the regular monthly payments would be no greater than the monthly lease payments payable to Mr. Mehiel immediately prior to the sale date, with interest payable at a rate of prime plus 2% and the remaining principal amount payable at maturity.

         The Company had net sales to CEG in the amount of $7.8 million in Fiscal 1997 and $1.9 million in Fiscal 1996. CEG manufactures party goods such as decorated plates, cups, napkins, tablecovers, tableware and other related products. Mr. Mehiel, the 97% owner of CEG, acquired this company as part of the acquisition of certain operations of the Specialty Operations of James River. The Company believes that the terms upon which it sold products to CEG are at least as favorable as those which it could otherwise have obtained from unrelated third parties and that such terms were negotiated on an arm's-length basis.

         On February 27, 1997, upon the issuance of the Old Notes, the Company loaned $2.6 million to CEG for five years at an interest rate of 10%, the proceeds of which were applied to CEG's prepayment of certain obligations to James River. The Company believes that the terms of such loan are no more favorable to CEG than those that CEG could otherwise have obtained from unrelated third parties and such terms were negotiated on an arm's-length basis.

         The Company purchased $.9 million in Fiscal 1997 and $.2 million in Fiscal 1996 of corrugated containers from Four M. Management believes that the terms on which it purchased such containers were at least as favorable as those which it could otherwise have obtained from unrelated third parties and such terms were negotiated on an arm's-length basis.

         The Company had net sales to Fibre Marketing Group, LLC, a waste paper recovery business of which Four M and a director of the Company are members, of $3.6 million in Fiscal 1997, $4 million in Fiscal 1996 and $.2 million in Fiscal 1995. Management believes that the sales terms were at least as favorable as those which it could otherwise have obtained from unrelated third parties and such terms were negotiated on an arm's-length basis.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a) (1) - Financial Statements


    The following financial statements of the Company are included in this report:


        Independent Auditors' Report                                        F-1
        Balance Sheets as of July 27, 1997 and July 28, 1996                F-2
        Statements of Income for the three years ended July 27, 1997        F-3
        Statements of Cash Flows for the three years ended July 27, 1997    F-4
        Notes to Financial Statements                                       F-5

(a) (2) - Financial Statement Schedule

         The following schedule to the financial statements of the Company is included in this report:

         Schedule

         II - Valuation and Qualifying Accounts and Reserves         S-1

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required or are inapplicable, and therefore have been omitted.

(a) (3)  Exhibits:

Exhibits 3.1 through 10.6 are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-4, as amended (File No. 333-24939).


     EXHIBIT #                    DESCRIPTION OF EXHIBIT

        3.1     Certificate of Incorporation of The Fonda Group, Inc.
                (the "Company").
        3.2     Amended and Restated By-laws of the Company.

        4.1 Indenture, dated as of February 27, 1997, between the Company and the Bank of New York.
        4.2 Form of 9 1/2% Series A and Series B Senior Subordinated Notes, dated as of February 27, 1997 (incorporated by reference to Exhibit 4.1).
        4.3 Registration Rights Agreement, dated as of February 27, 1997, among the Company, Bear Stearns & Co. Inc. and Dillon, Read & Co. Inc. (the "Initial Purchasers").
       10.1 Second Amended and Restated Revolving Credit and Security Agreement, dated as of February 27, 1997, among the Company, the financial institutions party thereto and IBJ Schroder Bank & Trust Company, as agent.
       10.2     Stock Purchase Agreement, dated as of October 13, 1995,
                between the Company and Chesapeake Corporation.
       10.3     Asset Purchase Agreement, dated as of October 13, 1995,
                between the Company and Alfred Bleyer & Co., Inc.
       10.4 Asset Purchase Agreement, dated as of March 22, 1996, among James River Paper Company, Inc., the Company and Newco (the "James River Agreement").
       10.5 First Amendment to the James River Agreement, dated as of May 6, 1996, among James River, the Company and Newco.
       10.6 Indenture of Lease between Dennis Mehiel and the Company dated as of January 1, 1995.
       27.1     Financial Data Schedule.

(b) No reports were filed on Form 8-K during the fourth quarter ended July 27, 1997.

                                  SIGNATURES

                  Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on October 24, 1997.


                                            THE FONDA GROUP, INC.


                                            By:   /s/ DENNIS MEHIEL
                                                -------------------
                                                   Dennis Mehiel
                                         Chairman of the Board and Director


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.



               SIGNATURE                                        TITLE(S)                                DATE
               ---------                                        --------                                ----
     /s/ DENNIS MEHIEL                           Chairman of the Board and Chief                   October 24, 1997
     --------------------------------            Executive Officer (Principal Executive
              Dennis Mehiel                      Officer)


     /s/ THOMAS ULEAU                            President, Chief Operating Officer and            October 24, 1997
     --------------------------------            Director
              Thomas Uleau

     /s/ HANS H. HEINSEN                         Senior Vice President, Chief Financial            October 24, 1997
     --------------------------------            Officer and Treasurer (Principal
              Hans H. Heinsen                    Financial and Accounting Officer)


     /s/ ALFRED B. DELBELLO                      Vice Chairman                                     October 24, 1997
     --------------------------------
              Alfred B. DelBello

     /s/ JAMES J. ARMENAKIS                      Director                                          October 24, 1997
     --------------------------------
               James J. Armenakis

     /s/ GAIL BLANKE                             Director                                          October 24, 1997
     --------------------------------
               Gail Blanke

     /s/ JOHN A. CATSIMATIDIS                    Director                                          October 24, 1997
     --------------------------------
               John A. Catsimatidis

     /s/ CHRIS MEHIEL                            Director                                          October 24, 1997
     --------------------------------
               Chris Mehiel

     /s/ JEROME T. MULDOWNEY                     Director                                          October 24, 1997
     --------------------------------
               Jerome T. Muldowney

     /s/ G. WILLIAM SEAWRIGHT                    Director                                          October 24, 1997
     --------------------------------
               G. William Seawright

                                                 Director                                                    , 1997
     --------------------------------
               Lowell P. Weicker, Jr.


                         INDEPENDENT AUDITORS' REPORT


Board of Directors
The Fonda Group, Inc.


         We have audited the accompanying balance sheets of The Fonda Group, Inc. as of July 27, 1997 and July 28, 1996 and the related statements of income and cash flows for each of the three years in the period ended July 27, 1997. Our audits also included the financial statement schedule listed at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of The Fonda Group, Inc. as of July 27, 1997 and July 28, 1996 and the results of its operations and its cash flows for each of the three years in the period ended July 27, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Stamford, Connecticut
September 25, 1997

                             THE FONDA GROUP, INC.
                                BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             JULY 27,                    JULY 28,
                                                                               1997                        1996
                                                                           -----------                 ------------

ASSETS
Current assets:
    Cash                                                                       $5,908                      $1,467
    Accounts receivable, less allowance for doubtful
      accounts of $961 and $549, respectively                                  30,009                      27,173
    Due from affiliates                                                         1,207                         994
    Inventories                                                                40,834                      37,467
    Deferred income taxes                                                       6,780                       5,435
    Refundable income taxes                                                     1,657                         822
    Other current assets                                                        4,178                       1,160
                                                                           -----------                 ------------
         Total current assets                                                  90,573                      74,518
Property, plant and equipment, net                                             59,261                      46,350
Note receivable from affiliate                                                  2,600                           -
Goodwill, net                                                                  15,405                       5,400
Other assets, net                                                              11,765                       9,900
                                                                           ----------                  ------------
TOTAL ASSETS                                                                 $179,604                    $136,168
                                                                           ===========                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $7,340                     $14,671
   Accrued expenses                                                            24,611                      14,893
   Current maturities of long-term debt                                           619                       6,023
                                                                           -----------                 ------------
      Total current liabilities                                                32,570                      35,587
Long-term debt                                                                122,368                      81,740
Other liabilities                                                               1,436                       2,345
Deferred income taxes                                                           6,144                       2,444
                                                                           -----------                 ------------
      Total liabilities                                                       162,518                     122,116
Redeemable common stock, $.01 par value, 7,000 shares issued,
   6,500 and 7,000 shares outstanding, respectively                             2,076                       2,179
Stockholders' equity                                                           15,010                      11,873
                                                                           -----------                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $179,604                    $136,168
                                                                           ===========                 ============


                      See notes to financial statements.

                             THE FONDA GROUP, INC.
                             STATEMENTS OF INCOME
                                (IN THOUSANDS)



                                                                                       YEARS ENDED
                                                                    --------------------------------------------------
                                                                    JULY 27, 1997     JULY 28, 1996     JULY 30, 1995
                                                                    --------------    --------------    --------------
Net sales                                                                $252,513          $204,903           $97,074
Cost of goods sold                                                        196,333           161,304            76,252
                                                                    --------------    --------------    --------------
                Gross profit                                               56,180            43,599            20,822

Selling, general and administrative expenses                               37,168            29,735            13,568
Other income, net                                                          (1,608)                -                 -
Management fee                                                                  -                 -               544
                                                                    --------------    --------------    --------------
   Income from operations                                                  20,620            13,864             6,710
Interest expense (net of $490 interest income in 1997)                      9,017             7,934             2,943
                                                                    --------------    --------------    --------------
   Income before income taxes and extraordinary loss                       11,603             5,930             3,767
Provision for income taxes                                                  4,872             2,500             1,585
                                                                    --------------    --------------    --------------
   Income before extraordinary loss                                         6,731             3,430             2,182
Extraordinary loss from debt extinguishment, net                            3,495                 -                 -
                                                                    --------------    --------------    --------------
   Net income                                                              $3,236            $3,430            $2,182
                                                                    ==============    ==============    ==============




                      See notes to financial statements.

                            THE FONDA GROUP, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                             YEARS ENDED
                                                      ----------------------------------------------------------
                                                      JULY 27, 1997         JULY 28, 1996         JULY 30, 1995
                                                      --------------        --------------        --------------
Operating activities:
 Net income                                                  $3,236                $3,430                $2,182
Adjustments to reconcile net  income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                              4,440                 3,450                 1,669
   Amortization and write-off of debt issuance costs          2,640                 1,021                   560
   Elimination of unamortized debt discount                   2,108                     -                     -
   Provision for doubtful accounts                              457                   148                   184
   Deferred income taxes                                      3,005                   533                (1,690)
   Interest capitalized on debt                                 684                   165                     -
   Changes in assets and liabilities (net of business
   acquisitions):
      Accounts receivable                                    (2,007)                6,826                (6,543)
      Due from affiliates                                      (213)                 (994)                  464
      Inventories                                            (1,178)                 (299)               (6,648)
      Other current assets                                   (3,273)                  (26)                 (309)
      Accounts payable and accrued expenses                  (1,019)                8,782                 3,840
      Income taxes payable (refundable)                      (1,280)               (3,644)                3,029
      Other                                                     673                (1,719)               (1,512)
                                                      --------------        --------------        --------------
    Net cash provided by (used in) operating activities       8,273                17,673                (4,774)
                                                      --------------        --------------        --------------

Investing activities:
 Capital expenditures                                       (10,363)               (1,314)               (1,608)
 Payments for business acquisitions                         (23,043)              (45,218)              (27,985)
 Note receivable from affiliate                              (2,600)                    -                     -
                                                      --------------        --------------        --------------
   Net cash used in investing activities                    (36,006)              (46,532)              (29,593)
                                                      --------------        --------------        --------------

Financing activities:
 Net increase (decrease) in revolving credit agreement      (32,842)               14,745                (7,225)
 Proceeds from long-term debt                               120,000                18,803                47,520
 Repayments of long-term debt                               (49,879)               (2,499)               (3,638)
 Debt issuance costs                                         (4,902)                 (843)               (2,395)
 Acquisition of common stock                                   (203)                    -                     -
                                                      --------------        --------------        --------------
   Net cash provided by financing activities                 32,174                30,206                34,262
                                                      --------------        --------------        --------------
Net increase (decrease) in cash                               4,441                 1,347                  (105)
Cash, beginning of year                                       1,467                   120                   225
                                                      --------------        --------------        --------------
Cash, end of year                                            $5,908                $1,467                  $120
                                                      ==============        ==============        ==============

Supplemental cash flow information:
Cash paid during the year for:
   Interest, including $163 capitalized in 1997              $5,018                $6,029                $2,114
   Income taxes, net of refunds                                 614                 5,611                     -
 Businesses acquired:
  Fair value of assets acquired                             $23,637               $59,090               $37,777
  Cash paid                                                  23,043                45,218                27,985
                                                      --------------        --------------        --------------
  Liabilities assumed (including notes payable to sellers
    of $9,250 during Fiscal 1996)                              $594               $13,872                $9,792
                                                      ==============        ==============        ==============


                      See notes to financial statements.

                               FONDA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.  BUSINESS DESCRIPTION AND ORGANIZATION

         The Fonda Group, Inc. (the "Company") is a leading converter and marketer of a broad line of disposable paper food service products. Prior to March 30, 1995, the Company was a wholly-owned subsidiary of Four M Corporation ("Four M"). On March 30, 1995, Four M distributed approximately 96% of the Company's common stock to Four M's sole stockholder at such time. The remaining 4% of the Company's common stock was distributed to American International Life Insurance Company of New York ("AIG").

2.    SIGNIFICANT ACCOUNTING POLICIES

         MANAGEMENT ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

         FISCAL YEAR--The Company's fiscal year is the fifty-two or fifty-three week period which ends on the last Sunday in July. The 1997, 1996 and 1995 fiscal years were fifty-two week periods ended July 27, 1997, July 28, 1996 and July 30, 1995, respectively.

         INVENTORIES--Inventories are valued at the lower of cost (first-in, first-out method) or market.

         PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment is stated at cost or fair market value for business acquisitions. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets.

         GOODWILL---Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired and is amortized on a straight-line basis over twenty years. The carrying value of goodwill is reviewed when facts and circumstances suggest that it may be impaired. The Company assesses its recoverability by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted projected future cash flows.

         INCOME TAXES--Deferred income taxes are provided on the differences between the basis of assets and liabilities for financial reporting and income tax purposes using presently enacted tax rates.

         DEBT ISSUANCE COSTS--Included in other assets are unamortized debt issuance costs of $4.8 million at July 27, 1997 and $2.8 million at July 28, 1996 incurred in connection with obtaining financing which are being amortized over the terms of the respective borrowing agreements.

         FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying value of financial instruments including cash, accounts receivable and accounts payable approximate fair value because of the relatively short maturities of these instruments. The carrying value of long-term debt, including the current portion and subordinated debt, approximate fair value based upon market rates for similar instruments.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS--In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company beginning August 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of which operating segments, if any, it will report on.

3.  BUSINESS ACQUISITIONS

         The following acquisitions have been accounted for under the purchase method and their results of operations have been included in the statements of income since the respective dates of acquisition. Goodwill amortization was $.4 million in Fiscal 1997, $.2 million in Fiscal 1996 and less than $.1 million in Fiscal 1995.

         The following summarized, unaudited pro forma results of operations assume the business acquisitions occurred as of the beginning of the respective years (in thousands).

                                                                 YEARS ENDED
                                                    -----------------------------------
                                                     JULY 27,      JULY 28,   JULY 30,
                                                      1997           1996       1995
                                                    -----------------------------------
Net sales                                           $271,756       $286,849   $238,645
Income before extraordinary loss                    $  7,111       $  6,308   $  1,764

1997 ACQUISITIONS
         In June 1997, the Company acquired all of the outstanding capital stock of Heartland Mfg. Corp., a manufacturer of paper plates, for $12.6 million, including acquisition costs. The excess of the purchase price over the Company's evaluation of the fair value of the net assets acquired was $9.3 million and has been recorded as goodwill.

         Also in June 1997, the Company acquired from Tenneco, Inc. net assets relating to the manufacture of placemats and other disposable tabletop products for $7 million, including acquisition costs, subject to a working capital adjustment. The excess of the purchase price over the Company's evaluation of the fair value of the net assets acquired was $1.3 million and has been recorded as goodwill.

1996 ACQUISITIONS
         In May 1996, the Company acquired certain net assets of two divisions of the Specialties Operations Division (the "Division") of James River Paper Corporation ("James River") for $13.1 million (including a final purchase price adjustment consummated in 1997), including acquisition costs. The purchase price consisted of cash and a promissory note to the seller for $7 million, see Note 9 (which was later reduced to $2.2 million in a final settlement of this note simultaneous with the final purchase price adjustment). In Fiscal 1997, management decided to close the James River California facility which produced tissue-based products. The Natural Dam mill produces specialty and deep-toned colored tissue paper. Natural Dam hosts a co-generation facility on its property which produces steam for internal use and which is expected to provide significant cost savings. Natural Dam will receive all of its steam energy requirements at 50% of historical cost in calendar 1997 and expects to receive significantly increased savings for the next 40 years thereafter. In addition, Natural Dam expects to receive land lease payments from the operator of the land occupied by the co-generation facility. See Note 15. The $10 million in benefits from the co-generation facility is included in long-term assets acquired and is being amortized based upon Natural Dam's annual savings over the 42-year remaining life of the contract. The excess of the Company's evaluation of the fair value of the net assets acquired (including $10 million in benefits from the co-generation facility) over the final adjusted purchase price was $6.3 million and has been allocated to long-term assets. The remaining net assets and business of the Division were acquired by Creative Expressions Group, Inc. ("CEG"), a company under common ownership with the Company, in a separate transaction.

         In December 1995, the Company acquired the Chesapeake Consumer Products Company ("Chesapeake") from Chesapeake Corporation for $29 million, including acquisition costs. Chesapeake produces design-intensive and solid-colored premium napkins, tablecovers and crepe paper. The excess of the purchase price over the Company's evaluation of the fair value of the net assets acquired was $4.6 million and has been recorded as goodwill.

         In November 1995, the Company acquired substantially all of the net assets of Alfred Bleyer & Co., Inc. ("Maspeth"), a manufacturer of paper plates and cups, for $10 million, including acquisition costs. The purchase price consisted of cash and a promissory note to the seller for $2.25 million. The excess of the Company's evaluation of the fair value of the net assets over the purchase price was $.1 million and has been allocated to the long-term assets.

1995 ACQUISITION
         In March 1995, the Company acquired substantially all of the net assets of the Scott Foodservice Division ("Hoffmaster") from Scott Paper Company ("Scott") for $28 million, including acquisition costs. Hoffmaster produces colored and custom-printed napkins and placemats. The excess of the purchase price over the Company's evaluation of the fair value of the net assets acquired was $.8 million and has been recorded as goodwill. See Note 4.


4.  OTHER INCOME, NET

         Other income, net includes a net $2.9 million from the settlement of a lawsuit. Partially offsetting this gain was a $1.3 million charge for anticipated costs of the closure of the Company's Three Rivers, Michigan facility. The charge covers the costs for the termination of employees as well as ongoing costs to maintain the facility until its disposition.


5.    INVENTORIES

         Inventories consist of the following (in thousands):

                                          JULY 27, 1997               JULY 28, 1996
                                          --------------              --------------
     Raw materials                              $18,143                     $17,015
     Work-in-process                                391                         339
     Finished goods                              20,345                      19,126
     Other                                        1,955                         987
                                          --------------              --------------
                                                $40,834                     $37,467
                                          ==============              ==============

6.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):



                                      LIVES IN YEARS      JULY 27, 1997      JULY 28, 1996
                                      --------------      --------------     --------------
Land and buildings                        20-40                 $21,703            $17,675
Machinery and equipment                   3-12                   46,108             42,492
Leasehold improvements                    5-10                      955                950
Construction in progress                                          8,794                767
                                                          --------------     --------------
                                                                 77,560             61,884
Less: accumulated depreciation                                  (18,299)           (15,534)
                                                          --------------     --------------
                                                                $59,261            $46,350
                                                          ==============     ==============

Property, plant and equipment includes property and equipment under capital lease as follows (in thousands):

                                        JULY 27, 1997         JULY 28, 1996
                                        --------------        -------------
Building                                       $2,217               $2,217
Equipment                                           -                  350
Less: accumulated depreciation                   (554)                (830)
                                        --------------       --------------
                                               $1,663               $1,737
                                        ==============       ==============


         Depreciation expense was $3.9 million in Fiscal 1997, $3.2 million in Fiscal 1996 and $1.7 million in Fiscal 1995.

7.  CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographical regions. The Company had sales to one customer representing approximately 11% of net sales in 1996.

8.  ACCRUED EXPENSES

         Accrued expenses consist of the following (in thousands):



                                  JULY 27, 1997          JULY 28, 1996
                                  --------------         --------------
Accrued compensation                     $8,149                 $4,367
Accrued interest                          4,716                    639
Accrued promotion                         2,555                  2,310
Other                                     9,191                  7,577
                                  --------------         --------------
                                        $24,611                $14,893
                                  ==============         ==============


9.  LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                                                      JULY 27, 1997               JULY 28, 1996
                                                                                      --------------              --------------
Revolving credit agreement                                                            $           -                     $32,842
9 1/2% Series A Senior Subordinated Notes due 2007                                          120,000                           -
Subordinated notes payable to the Equitable                                                       -                      13,796
Subordinated note payable to James River (see Note 3), plus capitalized
   interest of $165,000, due May 2007, bearing interest at 10%                                    -                       7,165
Term loan payable to a bank, with interest payable monthly at LIBOR plus 2.5%, principal payable monthly through March 31, 2000; collateralized
  by machinery and equipment and certain real estate                                              -                      25,236
Term loan payable to a bank, due March 31, 2000, with interest payable monthly at 2.50% above the prime rate, collaterized by machinery and
  equipment and certain real estate                                                               -                       4,500
Other                                                                                         2,987                       4,224
                                                                                      --------------              --------------
                                                                                            122,987                      87,763
Less amounts due within one year                                                                619                       6,023
                                                                                      --------------              --------------
                                                                                           $122,368                     $81,740
                                                                                      ==============              ==============



         On February 27, 1997, the Company issued $120 million of 9 1/2% Series A Senior Subordinated Notes due 2007 (the "Notes"). Interest is payable semi-annually in March and September. Proceeds from the issuance of the Notes were primarily used to retire debt. The Company incurred a $3.5 million extraordinary loss (net of a $2.5 million income tax benefit) in connection with the early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized discount and prepayment penalties.

         In 1997, the Company entered into a $50 million revolving credit agreement with a bank, expiring March 31, 2000 and collateralized by eligible accounts receivable and inventories. At July 27, 1997, there was no outstanding balance and $37.1 million was the maximum advance available based upon eligible collateral. A commitment fee of .375% per annum is charged on the unutilized portion of the facility. At July 27, 1997, borrowings were available at the bank's prime rate (8.50%) plus .25% and at LIBOR (approximately 5.65%) plus 2.25%. The revolving credit agreement and the Notes contain certain restrictive covenants with respect to, among others, (i) mergers and acquisitions, (ii) capital expenditures, (iii) dividends, and (iv) additional indebtedness. In addition, the revolving credit agreement requires that the Company satisfy certain financial covenants.

         On May 24, 1995, the Company issued $10 million of 14% subordinated notes due May 24, 2002 to The Equitable Life Assurance Society of the United States (the "Equitable"). In connection therewith, the Company granted warrants, which expire in May 2003, to the Equitable to purchase 9,176 shares of its Class B common stock for $.01 per share. The fair value of the warrants ($1.2 million) at the date of issuance was recorded as paid-in capital with a corresponding reduction in the carrying value of the subordinated notes. On December 29, 1995, the Company issued $6 million of 14% subordinated notes due December 30, 2002 to the Equitable. In connection therewith, the Company issued 3,666 shares of its Class B common stock to the Equitable (the "Equitable Shares"). The fair value of the common stock ($1.3 million) at the date of issuance was recorded as common stock and paid-in capital with a corresponding reduction in the carrying value of the subordinated notes. The discounts on the subordinated notes were amortized as additional interest expense over the terms of such notes until the subordinated notes were repaid with proceeds from the issuance of the Notes. Such discount amortization was $.1 million in Fiscal 1997, $.3 million in Fiscal 1996 and $.1 million in Fiscal 1995.



10.  STOCKHOLDERS' EQUITY AND REDEEMABLE COMMON STOCK

         Stockholders' equity consists of the following (in thousands, except share data):



                                                                                    JULY 27,                     JULY 28,
                                                                                     1997                         1996
                                                                                 --------------              --------------
Preferred Stock, $.01 par value, 1,000 shares authorized, none issued            $           -               $           -
Preferred Stock Class B, $.01 par value, 100,000 shares authorized, none issued              -                           -
Common Stock Class A, $.01 par value, 400,000 shares authorized,
   184,000 issued and outstanding                                                            2                           2
Common Stock Class B, $.01 par value, 20,000 shares authorized, 3,666
   issued, 2,666 and 3,666 outstanding, respectively                                         -                           -
Common Stock Class C, $.01 par value, 200,000 shares authorized, none issued                 -                           -
Paid-in capital                                                                          3,500                       3,500
Retained earnings                                                                       11,643                       8,371
Treasury stock, at cost, 1,000 shares Class B Common Stock                                (135)                          -
                                                                                 --------------              --------------
                                                                                       $15,010                     $11,873
                                                                                 ==============              ==============


         In connection with the March 30, 1995 distribution of the Company's common stock by Four M, 7,000 shares of the Company's Class A Common Stock were distributed to AIG (the "AIG Shares") in partial satisfaction of a $4 million subordinated note made by Four M in favor of AIG. In 1997, 500 AIG Shares were acquired by the Company pursuant to the Stock Repurchase (as defined below). Concurrent with the distribution, the Company and AIG entered into a redemption agreement, whereby AIG has the right to require the Company to repurchase all of the AIG Shares at the earlier of March 31, 2007 or the date of a merger or consolidation of the Company with another entity in which the Company is not the surviving party. The aggregate repurchase price for the outstanding AIG Shares is $2.8 million discounted from March 31, 2007 at a rate of 3% per annum. The redemption agreement also contains redemption rights whereby the Company can require AIG to redeem the remaining AIG Shares after March 31, 2000 on the same terms specified above. The AIG Shares are disclosed at the present value of their liquidation value on the balance sheets. The 1995 transfer of the present value of the liquidation value of the redeemable common stock and the annual accretion to liquidation value has been charged to retained earnings.

         In April 1997, the Company offered to repurchase up to 74,000 shares of common stock at $135 per share from the Company's stockholders on a pro rata basis (the "Stock Repurchase"). In 1997, pursuant to the Stock Repurchase, the Company redeemed 500 of the AIG Shares and 1,000 of the Equitable Shares for $135 per share. The repurchase of the 500 AIG Shares for less than the present value of the liquidation amount as of the date of repurchase resulted in a credit to retained earnings. The Equitable Shares have been reported as Treasury Stock.

         In September 1997, pursuant to the Stock Repurchase, the Company redeemed 61,865 shares of Class A Common Stock for $8.4 million. Management expects that up to 100% of the remaining 10,635 shares of Class A Common Stock pursuant to the Stock Repurchase will be repurchased during Fiscal 1998.

         In September 1997, the Board of Directors granted the majority stockholder 15,000 options to purchase Class A Common Stock at an option price of $135 per share. Options to purchase 5,000 shares vest on October 1, 1997, and options to purchase an additional 5,000 shares vest on October 1, 1998 and October 1, 1999 respectively, or upon an initial public offering of the Company's common stock, whichever occurs first; provided that the majority stockholder is employed by the Company on the applicable vesting date.

         The changes in retained earnings consists of the following (in thousands):


                                                                                      YEARS ENDED
                                                                  -----------------------------------------------------
                                                                  JULY 27, 1997      JULY 28, 1996      JULY 30, 1995
                                                                  --------------     --------------     ---------------
Balance, beginning of year                                               $8,371             $5,005              $4,938
   Net income                                                             3,236              3,430               2,182
   Transfer of liquidation value of redeemable common stock                 100                  -              (2,094)
   Accretion of redeemable common stock                                     (64)               (64)                (21)
                                                                  --------------     --------------     ---------------
Balance, end of year                                                    $11,643             $8,371              $5,005
                                                                  ==============     ==============     ===============

         Effective August 1, 1995, the Company adopted The Fonda Group, Inc. Stock Appreciation Unit Plan (the "Plan"). The Plan provides for the granting of up to 200,000 units to key executives of the Company. A grantee is entitled to the appreciation in a unit's value from the date of the grant to the date of its redemption. Unit value is based upon a formula consisting of net income and book value criteria and grants vest over a five-year period. The Company granted 10,980 units in Fiscal 1997, 9,500 in Fiscal 1996 and 5,850 in Fiscal 1995 at an aggregate value on the date of grant of $.4 million, $.3 million and $.2 million, respectively. The Company recorded compensation expense of less than $.1 million in Fiscal 1997 and $.1 million in Fiscal 1996.

11. INCOME TAXES

         The provision (benefit) for income taxes consists of the following (in thousands):


                                                                                  YEARS ENDED
                                                     ----------------------------------------------------------------------
                                                     JULY 27, 1997               JULY 28, 1996               JULY 30, 1995
                                                     --------------              --------------              --------------
Current:
 Federal                                                    $1,449                      $1,526                      $2,577
 State                                                         418                         441                         698
                                                     --------------              --------------              --------------
                                                             1,867                       1,967                       3,275
                                                     --------------              --------------              --------------
Deferred:
 Federal                                                     2,328                         423                      (1,381)
 State                                                         677                         110                        (309)
                                                     --------------              --------------              --------------
                                                             3,005                         533                      (1,690)
                                                     --------------              --------------              --------------
                                                            $4,872                      $2,500                      $1,585
                                                     ==============              ==============              ==============

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets (liabilities) result from temporary differences as follows (in thousands):


                                                                            JULY 27, 1997               JULY 28, 1996
                                                                            -------------               -------------
Deferred tax assets:
   Capitalized inventory costs                                                      $785                        $881
   Allowance for doubtful accounts receivable                                        349                         180
   Accruals for health insurance and other employee benefits                       1,911                       1,824
   Inventory and sales related reserves                                              567                         662
   Pension reserve                                                                   433                       1,158
   Benefit of tax carryforwards                                                      370                           -
   Other                                                                           1,485                       1,495
                                                                           --------------              --------------
                                                                                   5,900                       6,200
Deferred tax liabilities:
   Depreciation                                                                   (5,264)                     (3,209)
                                                                           --------------              --------------
                                                                                    $636                      $2,991
                                                                           ==============              ==============

         A reconciliation of the income tax provision to the amount computed using the Federal statutory rate is as follows (in thousands):





                                                                                YEARS ENDED
                                                   ----------------------------------------------------------------------
                                                   JULY 27, 1997               JULY 28, 1996               JULY 30, 1995
                                                   --------------              --------------              --------------
Income tax at statutory rate                              $4,061                      $2,076                      $1,281
State income taxes (net of Federal benefit)                  712                         365                         232
Other                                                         99                          59                          72
                                                   --------------              --------------              --------------
                                                          $4,872                      $2,500                      $1,585
                                                   ==============              ==============              ==============

12.   LEASES

         The Company leases certain of its facilities and equipment under operating leases. Future minimum payments under noncancellable operating leases with remaining terms of one year or more are $1.2 million in Fiscal 1998, $.9 million in Fiscal 1999, $.9 million in Fiscal 2000, $.8 million in Fiscal 2001, $.8 million in Fiscal 2002, and $2.6 million thereafter.

         Rent expense was $2 million in Fiscal 1997, $1.8 million in Fiscal 1996 and $1.2 million in Fiscal 1995.

13.   RELATED PARTY TRANSACTIONS

         The Company subleased a portion of a building in Jacksonville, Florida from Four M prior to January 1, 1995. Effective January 1, 1995, the Company leases the entire facility from its majority stockholder. Annual payments under the lease are $.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, from January 1, 1998 to July 31, 2006, the majority stockholder may require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation. The purchase price would be $.4 million in cash and the balance in a seven-year note secured by a lien covering the facility with interest payable at 2% over prime. Rent expense, net of sublease income on a portion of the premises subleased to Four M, was $.1 million in each of the fiscal years 1997, 1996 and 1995.

         On February 27, 1997, the Company loaned $2.6 million to CEG for five years at an interest rate of 10%, the proceeds of which were applied to CEG's prepayment of certain obligations to James River.

         Net sales to CEG were $7.8 million in Fiscal 1997 and $1.9 million in Fiscal 1996. Net sales to Fibre Marketing Group, LLC, a waste paper recovery business of which Four M and a Director of the Company are members, were $3.6 million in Fiscal 1997, $4 million in Fiscal 1996 and $.2 million in Fiscal 1995. Net purchases of corrugated containers from Four M were $.9 million in Fiscal 1997 and $.2 million in Fiscal 1996. The Company believes that the terms on which it sold or purchased products from related parties were at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis.

         During the period that the Company was owned by Four M, the Company was charged a management fee by Four M for certain general and administrative services. The $.5 million fee in 1995 was based on the time allocated to the Company's matters by certain Four M corporate personnel and a pro rata amount for various expenses such as insurance, directors' fees, and other miscellaneous expenses. At any point in time there were seven to ten Four M individuals who performed various functions on behalf of the Company, each allocating between 25% and 75% of their time to the Company. The Company believes that the allocation methods used for Four M's charges are reasonable and include all expenses that Four M incurred on the Company's behalf.

14.  EMPLOYEE BENEFIT PLANS

         The Company provides certain union and non-union employees with retirement and disability income benefits under defined benefit pension plans. Pension costs are based upon the actuarially determined normal costs plus interest on and amortization of the unfunded liabilities. On December 31, 1996, the benefit accruals were frozen for participants in the non-union pension plans resulting in a $.7 million reduction in the pension liability. The Company's policy has been to fund annually the minimum contributions required by applicable regulations.

         Pursuant to the Asset Purchase Agreement covering the Hoffmaster acquisition, Scott made required aggregate contributions of $.9 million to these plans. As such, in Fiscal 1997, the Company reversed a $.7 million pension reserve that had previously been accrued for such contributions.

         The net periodic pension cost for benefits earned in the respective years is computed as follows (in thousands):


                                                                                         YEARS ENDED
                                                            ----------------------------------------------------------------------
                                                           JULY 27, 1997                JULY 28, 1996               JULY 30, 1995
                                                           --------------               --------------              --------------
Service cost                                                        $433                         $731                        $269
Interest cost                                                        403                          455                         204
Return on plan assets                                               (751)                        (313)                       (123)
Deferred gain                                                        487                            -                           -
                                                           --------------               --------------              --------------
   Net periodic pension cost                                        $572                         $873                        $350
                                                           ==============               ==============              ==============



            The funded status of the plans and the amount recognized in the balance sheets is as follows (in thousands):



                                                      JULY 27, 1997                                   JULY 28, 1996
                                            -----------------------------------              ---------------------------------
                                               ASSETS             ACCUMULATED                   ASSETS           ACCUMULATED
                                               EXCEED              BENEFITS                     EXCEED            BENEFITS
                                             ACCUMULATED            EXCEED                    ACCUMULATED          EXCEED
                                              BENEFITS              ASSETS                     BENEFITS            ASSETS
                                            --------------       --------------              --------------     --------------
Accumulated benefit obligation:
   Vested                                          $2,004               $3,515                      $1,307             $2,964
   Non-vested                                          30                   49                          35                 33
                                            --------------       --------------              --------------     --------------
Total                                              $2,034               $3,564                      $1,342             $2,997
                                            ==============       ==============              ==============     ==============
Projected benefit obligation                       $2,034               $3,564                      $2,499             $2,997
Plan assets at fair value, primarily common
   stocks and government obligations                2,170                2,846                         930              1,689
                                            --------------       --------------              --------------     --------------
Projected benefit obligation
  in excess of plan assets                           (136)                 718                       1,569              1,308
Unrecognized net gain (loss)                          136                  329                         (81)                 1
                                            --------------       --------------              --------------     --------------
     Accrued pension cost                     $         0          $     1,047                 $     1,488        $     1,309
                                            ==============       ==============              ==============     ==============



         The actuarial present values of accumulated and projected benefit obligations were determined using discount rates of 8%, except for non-union plans which used 7% in 1997, and an assumed rate of increase in compensation levels of 4%. The expected rate of return on assets was assumed to be 8%.

         The Company provides 401(k) savings and investment plans for the benefit of non-union employees. Employee contributions are matched at the discretion of the Company. On January 1, 1997, the Company adopted a defined contribution benefit plan for all non-union employees for which contributions and costs are based on participant earnings. The costs for these plans were $.8 million in Fiscal 1997, $.4 million in Fiscal 1996 and less than $.1 million in Fiscal 1995.

         The Company also participates in multi-employer pension plans for certain of its union employees. Contributions to these plans, at a defined rate per hour worked, amounted to $.6 million in 1997, $1.3 million in 1996, and $.9 million in 1995.

15.  COMMITMENTS AND CONTINGENCIES

         The Company is subject to legal proceeding and other claims arising in the ordinary course of its business. The Company maintains insurance coverage of types and in amounts which it believes to be adequate and believes that it is not presently a party to any litigation, the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

         The Company has commitments to purchase paperboard from three major vendors. The total annual commitment is for the purchase of 49,200 tons of paperboard through April 2001. The price per ton will be based on market rates, less applicable rebates for all of these commitments. In addition, the Company has a commitment through calendar 1999 to purchase 14,500 tons of tissue paper in 1997, 11,000 tons in 1998 and 10,000 tons in 1999, at market rates.

         The Company hosts a co-generation facility, owned by an independent power provider, at its Natural Dam mill. This co-generation facility generates power sold under long-term contract to Niagara Mohawk Power Corporation ("Niagara") and produces steam for internal use at the Natural Dam mill. The Company has a long term contract with the independent power provider for which the Company expects to receive substantial cost savings in 1997 and the next 40 years thereafter. See Note 3. In July 1997, Niagara announced its intention to seek modifications or terminate a number of contracts with independent power providers, including the contract related to the co-generation facility at the Company's Natural Dam mill. At this time, the Company is unable to assess what impact, if any, will occur as a result of such intention.

                                                                    SCHEDULE II

                             THE FONDA GROUP,INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                (IN THOUSANDS)


           COLUMN A                    COLUMN B                             COLUMN C
------------------------------   ----------------------   ----------------------------------------------
                                                                            Additions
                                                          ----------------------------------------------
                                      Balance at               Charged to               Charged to
                                     beginning of               Cost and              Other Accounts
         Description                    Period                  Expenses                 describe
------------------------------   ----------------------   ---------------------    ---------------------
Year ended July 27, 1997
   Allowance for doubtful
   accounts . . . . . . . . . .            $549                     457

Year ended July 28, 1996
   Allowance for doubtful
   accounts . . . . . . . . . .            $401                     148                      100 (2)

Year ended July 30, 1995
   Allowance for doubtful
   accounts . . . . . . . . . .            $174                     184                       50 (2)


                    (RESTUBBED TABLE CONTINUED FROM ABOVE)


           COLUMN A                  COLUMN D                 COLUMN E
------------------------------ ---------------------    ---------------------


                                                             Balance at
                                   Deductions -                end of
         Description                 describe                  Period
------------------------------ ---------------------    ---------------------
Year ended July 27, 1997
   Allowance for doubtful
   accounts . . . . . . . . . .           45 (1)                 $961

Year ended July 28, 1996
   Allowance for doubtful
   accounts . . . . . . . . . .          100 (1)                 $549

Year ended July 30, 1995
   Allowance for doubtful
   accounts . . . . . . . . . .            7 (1)                 $401

-----------
(1) Amounts written off.
(2) Additions related to acquisitions.