Form 10-Q
period 1997-10-26
FONDA GROUP INC
filed 1997-12-10
CIK 1037478

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 26, 1997

                            OR

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Common Stock $.01 par value as of December 10, 1997: Class A:  128,635 Shares
                                                       Class B:    2,666 Shares

                             THE FONDA GROUP, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):                                  Page

         Balance Sheets as of October 26, 1997 and July 27, 1997 (audited)   3

         Statements of Income for the three months ended October 26, 1997
         and October 27, 1996                                                4

         Statements of Cash Flows for the three months ended
         October 26, 1997 and October 27, 1996                               5

         Notes to Financial Statements                                       6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            7


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                   10

Signatures                                                                  11

PARTI - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             THE FONDA GROUP, INC.
                                BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               OCTOBER 26,    JULY 27,
                                                                  1997         1997
                                                               -----------    --------
                                                               (unaudited)
ASSETS
Current assets:
    Cash                                                        $  2,339      $  5,908
    Accounts receivable, less allowance for doubtful
      accounts of $1,033 and $961, respectively                   36,525        30,009
    Due from affiliates                                            1,037         1,207
    Inventories                                                   42,771        40,834
    Deferred income taxes                                          6,752         6,780
    Refundable income taxes                                        1,621         1,657
    Other current assets                                             940         4,178
                                                                --------      --------
         Total current assets                                     91,985        90,573

Property, plant and equipment, net                                60,068        59,261
Note receivable from affiliate                                     2,600         2,600
Goodwill, net                                                     15,226        15,405
Other assets, net                                                 11,589        11,765
                                                                --------      --------
                                                                $181,468      $179,604
                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $ 12,265      $  7,340
   Accrued expenses                                               20,687        24,611
   Current maturities of long-term debt                              583           619
                                                                --------      --------
      Total current liabilities                                   33,535        32,570

Long-term debt                                                   130,304       122,368
Other liabilities                                                    950         1,436
Deferred income taxes                                              6,906         6,144
                                                                --------      --------
      Total liabilities                                          171,695       162,518
Redeemable common stock, $.01 par value, 7,000 shares issued,
   6,500 shares outstanding                                        2,092         2,076
Stockholders' equity                                               7,681        15,010
                                                                --------      --------
                                                                $181,468      $179,604
                                                                ========      ========

                       See notes to financial statements

                             THE FONDA GROUP, INC.
                             STATEMENTS OF INCOME
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                      THREE MONTHS ENDED
                                                 --------------------------
                                                 OCTOBER 26,    OCTOBER 27,
                                                    1997           1996
                                                 -----------    -----------
Net sales                                         $ 70,658       $ 66,283
Cost of goods sold                                  55,983         50,698
                                                  --------       --------
     Gross profit                                   14,675         15,585
Selling, general and administrative expenses         9,949         10,161
                                                  --------       --------
     Income from operations                          4,726          5,424
Interest expense, net                                2,936          2,215
                                                  --------       --------
     Income before income taxes                      1,790          3,209
Provision for income taxes                             751          1,348
                                                  --------       --------
     Net income                                   $  1,039       $  1,861
                                                  ========       ========




                      See notes to financial statements.

                             THE FONDA GROUP, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                               THREE MONTHS ENDED
                                                                         -------------------------------
                                                                          OCTOBER 26,      OCTOBER 27,
                                                                              1997             1996
                                                                         --------------   --------------
Operating activities:
 Net income                                                                 $ 1,039          $ 1,861
Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization                                              1,350            1,259
   Amortization of debt issuance costs                                          141               99
   Provision for doubtful accounts                                               71               75
   Deferred income taxes                                                        789              574
   Interest capitalized on debt                                                --                173
   Changes in assets and liabilities:
      Accounts receivable                                                    (6,587)          (4,208)
      Due from affiliates                                                       170             (143)
      Inventories                                                            (1,937)          (3,498)
      Refundable income taxes                                                    37              476
      Other current assets                                                    3,238              110
      Accounts payable and accrued expenses                                     516              919
      Other                                                                    (183)            (312)
                                                                            -------          -------
    Net cash used in operating activities                                    (1,356)          (2,615)
                                                                            -------          -------
Investing activities:
 Capital expenditures                                                        (2,021)            (642)
 Proceeds from disposition of equipment                                         260             --
                                                                            -------          -------
   Net cash used in investing activities                                     (1,761)            (642)
                                                                            -------          -------

Financing activities:
 Net increase in revolving credit agreement borrowings                        8,049            3,351
 Repayments of long-term debt                                                  (149)          (1,414)
 Acquisition of common stock for treasury                                    (8,352)            --
                                                                            -------          -------
   Net cash (used in) provided by financing activities                         (452)           1,937
                                                                            -------          -------
Net decrease in cash                                                         (3,569)          (1,320)
Cash, beginning of period                                                     5,908            1,467
                                                                            -------          -------
Cash, end of period                                                         $ 2,339          $   147
                                                                            =======          =======

Supplemental cash flow information:
Cash paid (refunded) during the period for:
   Interest, including $192 capitalized in Fiscal 1998                      $ 5,959          $ 1,046
   Income taxes, net of refunds                                             $   (71)         $   296




                      See notes to financial statements.

                               FONDA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The financial statements as of October 26, 1997 and for the three months ended October 26, 1997 and October 27, 1996 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which The Fonda Group, Inc. (the "Company") considers necessary for a fair presentation of the operating results for these periods. Results for interim periods are not necessarily indicative of results for the entire year. Certain amounts for the three months ended October 27, 1996 have been restated to conform to current period presentation.

2. INVENTORIES

     Inventories consist of the following (in thousands):


                                 OCTOBER 26,        JULY 27,
                                    1997              1997
                                 ----------        ----------
     Raw materials               $   19,188        $   18,143
     Work-in-process                    378               391
     Finished goods                  21,226            20,345
     Other                            1,979             1,955
                                 ----------        ----------
                                 $   42,771        $   40,834
                                 ===========       ===========

3. TREASURY STOCK

     In September 1997, 61,865 shares of Class A Common Stock were redeemed for $8.4 million and have been included as Treasury Stock within Stockholders' Equity. The redemption was made pursuant to an offer by the Company to repurchase up to 74,000 shares of common stock at $135 per share from its stockholders on a pro rata basis. Management expects that up to 10,635 additional shares of Class A Common Stock will be repurchased later in Fiscal 1998 pursuant to this offer.

4. CONTINGENCIES

     The Company hosts a co-generation facility, owned by an independent power provider, at its tissue mill in Gouverneur, New York. This co-generation facility generates power sold under a long-term contract to Niagara Mohawk Power Corporation ("Niagara") and produces steam for internal use at the tissue mill. The Company has a long term contract with the independent power provider for which the Company expects to receive substantial cost savings in calendar 1997 and the next 40 years thereafter. In July 1997, Niagara announced its intention to seek modifications or terminate a number of contracts with independent power providers, including the contract related to the co-generation facility at the Company's tissue mill. At this time, the Company is unable to assess what impact, if any, will occur as a result of such intention.

5. SUBSEQUENT EVENT

     In December 1997, the Company entered into an agreement to purchase certain assets of a small manufacturer of white paper plates located in the southeastern United States. The Company expects this transaction to close in January 1998; however, there can be no assurance that this transaction will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

         The Company is a converter and marketer of paperboard and tissue products, the selling prices of which typically follow the general movement in the cost of such principal raw materials. This is particularly true with respect to commodity products, such as coated and uncoated white paper plates. Operating margins tend to improve when raw materials costs and selling prices are rising and tend to decrease when raw materials costs and selling prices are declining. The actual impact on the Company of raw materials cost changes is affected by a number of factors including the level of inventories at the time of a cost change, the specific timing and frequency of cost changes, and the lead and lag time that generally accompanies the implementation of both raw materials cost and subsequent selling price changes. However, over time the Company believes that it is able to maintain relatively stable margins between its selling prices and raw materials costs.

         The Company's operations are moderately seasonal. Income from operations tends to be greater during the first and fourth quarters of the fiscal year than during the second and third quarters.

RESULTS OF OPERATIONS

                                                           THREE MONTHS ENDED
                                          --------------------------------------------------
                                            OCTOBER 26, 1997            OCTOBER 27, 1996
                                          ----------------------     -----------------------
                                                         % OF                       % OF
                                                         NET                         NET
                                            AMOUNT      SALES          AMOUNT       SALES
                                          ------------ ---------     ------------ ----------
                                                          (Dollars in millions)
Net sales                                   $70.7        100.0%        $66.3        100.0%
Cost of goods sold                           56.0         79.2          50.7         76.5
                                             -----       -----         -----        -----
Gross profit                                 14.7         20.8          15.6         23.5
Selling, general and
  administrative expenses                    10.0         14.1          10.2         15.3
                                             -----       -----         -----        -----
Income from operations                        4.7          6.7           5.4          8.2
Interest expense, net                         2.9          4.1           2.2          3.3
                                             -----        ----         -----        -----
Income before taxes                           1.8          2.6           3.2          4.9
Income tax expense                            0.8          1.1           1.3          2.0
                                             -----        ----         -----        -----
Net income                                   $1.0          1.5%        $ 1.9          2.9%
                                             =====        ====         =====        =====

THREE MONTHS ENDED OCTOBER 26, 1997 COMPARED TO THREE MONTHS ENDED OCTOBER 27, 1996

     Net sales in the first quarter of Fiscal 1998 increased $4.4 million, or 7%, to $70.7 million, including an increase in net sales of $5 million in the Company's converting operations. Sales volume in the converting operations increased 11% in the institutional markets and 3% in the consumer markets, primarily due to sales volume from businesses acquired in the fourth quarter of Fiscal 1997. The increase in sales volume was partially offset by a slight decline in average selling prices, primarily a 3% decline in the consumer markets. Net sales of tissue mill products declined $.6 million as a result of lower volume due to competitive market conditions.

     Gross profit in the first quarter of Fiscal 1998 decreased $.9 million, or 6%, to $14.7 million. As a percentage of net sales, gross profit declined from 23.5% in the first quarter of Fiscal 1997 to 20.8% in the first quarter of Fiscal 1998. Gross profits in the converting operations remained unchanged as the results of operations from businesses acquired in the fourth quarter of Fiscal 1997 were offset by increased costs of paperboard, which have yet to be recovered through price adjustments. Gross profits of tissue mill products declined $1 million due to the decline in net sales discussed above, as well as increased manufacturing costs resulting from the start-up of a second paper machine.

     Selling, general and administrative expenses in the first quarter of Fiscal 1998 decreased $.2 million, or 2%, to $9.9 million. As a percentage of net sales, selling, general and administrative expenses decreased from 15.3% in the first quarter of Fiscal 1997 to 14.1% in the first quarter of Fiscal 1998.

     Income from operations decreased $.7 million, or 13% due to the reasons discussed above. As a percentage of net sales, income from operations decreased from 8.2% in the first quarter of Fiscal 1997 to 6.7% in the first quarter of Fiscal 1998.

     Interest expense, net of interest income, increased $.7 million, or 33%, due to higher borrowing levels resulting from the issuance in the third quarter of Fiscal 1997 of $120 million of 9 1/2% Senior Subordinated Notes due 2007, which replaced higher interest rate debt.

     As a result of the above, net income was $1 million in the first quarter of Fiscal 1998 compared to $1.9 million in the first quarter of Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has relied on cash flows from operations and borrowings to finance its working capital requirements, capital expenditures and acquisitions.

     Net cash used by operating activities was $1.4 million in the first quarter of Fiscal 1998 compared to $2.6 million in the first quarter of Fiscal 1997. The use of cash from operations in both periods reflects the normal seasonal buildup of accounts receivable in the first fiscal quarter.

     Capital expenditures in the first quarter of Fiscal 1998 were $2 million, including $1.4 million related to the installation of a second paper machine at the Company's tissue mill. The remaining $.6 million in the first quarter of Fiscal 1998 and the capital expenditures in the first quarter of Fiscal 1997 were for routine capital improvements.

     At October 26, 1997, $8 million was outstanding under the Company's revolving credit agreement and $37.6 million was the maximum advance available based upon eligible collateral.

     In September 1997, 61,865 shares of Class A Common Stock were redeemed for $8.4 million pursuant to an offer by the Company to repurchase up to 74,000 shares of its common stock at $135 per share from its stockholders on a pro rata basis. Management expects that up to 10,635 additional shares of Class A Common Stock will be repurchased later in Fiscal 1998 pursuant to this offer.

         The Company incurred no material costs for compliance with environmental laws and regulations during the first quarter of either Fiscal 1998 or Fiscal 1997.

         The Company believes that cash generated by operations, combined with amounts available under the revolving credit agreement, will be sufficient to meet its capital expenditure needs, debt service requirements and working capital needs for the foreseeable future. The Company may need to obtain additional financing to pursue additional acquisitions; however, there can be no assurance that the Company will be able to obtain such financing or on terms favorable to the Company.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

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

  10.3 Asset Purchase Agreement, dated as of October 13, 1995, between the Company and Alfred Bleyer & Co., Inc.

  10.4 Asset Purchase Agreement, dated as of March 22, 1996, among James River Paper Company, Inc., the Company and Newco (the "James River Agreement").

  10.5 First Amendment to the James River Agreement, dated as of May 6, 1996, among James River, the Company and Newco.

  10.6 Indenture of Lease between Dennis Mehiel and the Company dated as of January 1, 1995.

  27.1   Financial Data Schedule.

(b) No reports were filed on Form 8-K during the first quarter ended October 26, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: December 10, 1997

                                     THE FONDA GROUP, INC.

                                     By: /s/ HANS H. HEINSEN
                                     --------------------------
                                             Hans H. Heinsen
                                     Senior Vice President, Chief Financial
                                     Officer and Treasurer (Principal Financial
                                     and Accounting Officer)