Form 10-Q
period 1998-01-25
FONDA GROUP INC
filed 1998-03-09
CIK 1037478

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
        (mark one)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 25, 1998

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

    Common Stock $.01 par value as of March 6, 1998:   Class A:  118,000 Shares
                                                       Class B:    2,666 Shares

                             THE FONDA GROUP, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited):                                                    Page

          Balance Sheets as of January 25, 1998 and July 27, 1997 (audited)                     3

          Statements of Income for the three and six months ended January 25, 1998
          and January 26, 1997                                                                  4

          Statements of Cash Flows for the six months ended January 25, 1998
          and January 26, 1997                                                                  5

          Notes to Financial Statements                                                         6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                              8


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                                      13

Signatures                                                                                     14



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                             THE FONDA GROUP, INC.
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      JANUARY 25,           JULY 27,
                                                                          1998                 1997
                                                                   ------------------   ------------------
                                                                      (unaudited)
ASSETS
Current assets:
    Cash                                                                        $524               $5,908
    Accounts receivable, less allowance for doubtful
      accounts of $1,070 and $961, respectively                               31,725               30,009
    Due from affiliates                                                        2,072                1,207
    Inventories                                                               39,434               40,834
    Deferred income taxes                                                      7,177                6,780
    Refundable income taxes                                                      969                1,657
    Other current assets                                                         921                4,178
                                                                   ------------------   ------------------
         Total current assets                                                 82,822               90,573
Property, plant and equipment, net                                            61,354               59,261
Goodwill, net                                                                 22,459               15,405
Other assets, net                                                             14,202               14,365
                                                                   ------------------   ------------------
                                                                            $180,837             $179,604
                                                                   ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $10,389               $7,340
   Accrued expenses                                                           24,038               24,611
   Current maturities of long-term debt                                          537                  619
                                                                   ------------------   ------------------
      Total current liabilities                                               34,964               32,570
Long-term debt                                                               128,172              122,368
Other liabilities                                                              1,865                1,436
Deferred income taxes                                                          6,926                6,144
                                                                   ------------------   ------------------
      Total liabilities                                                      171,927              162,518
Redeemable common stock, $.01 par value, 7,000 shares issued,
   6,500 shares outstanding                                                    2,108                2,076
Stockholders' equity                                                           6,802               15,010
                                                                   ------------------   ------------------
                                                                            $180,837             $179,604
                                                                   ==================   ==================

                       See notes to financial statements.

                             THE FONDA GROUP, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                           THREE MONTHS ENDED                         SIX MONTHS ENDED
                                 ---------------------------------------       --------------------------------------
                                    JANUARY 25,          JANUARY 26,               JANUARY 25,        JANUARY 26,
                                        1998                 1997                    1998                 1997
                                 ------------------   ------------------       -----------------    -----------------
Net sales                                  $66,016              $58,096                $136,674             $124,379
Cost of goods sold                          52,094               46,289                 108,077               96,987
                                 ------------------   ------------------       -----------------    -----------------
    Gross profit                            13,922               11,807                  28,597               27,392
Selling, general and
  administrative expenses                    9,865                9,359                  19,814               19,520
                                 ------------------   ------------------       -----------------    -----------------
    Income from operations                   4,057                2,448                   8,783                7,872
Interest expense, net                        3,067                2,325                   6,003                4,540
                                 ------------------   ------------------       -----------------    -----------------
    Income before income taxes                 990                  123                   2,780                3,332
Provision for income taxes                     417                   52                   1,168                1,400
                                 ==================   ==================       =================    =================
     Net income                               $573                  $71                  $1,612               $1,932
                                 ==================   ==================       =================    =================


                       See notes to financial statements.

                             THE FONDA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                   --------------------------------------
                                                                                     JANUARY 25,          JANUARY 26,
                                                                                         1998                 1997
                                                                                   -----------------    -----------------
Operating activities:
 Net income                                                                                  $1,612               $1,932
Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                                                              2,694                2,859
   Amortization of debt issuance costs                                                          272                  190
   Provision for doubtful accounts                                                              108                  121
   Deferred income taxes                                                                        538                  594
   Gain on sale of equipment                                                                   (466)                   -
   Interest capitalized on debt                                                                   -                  350
   Changes in assets and liabilities (net of
    business acquisitions):
      Accounts receivable                                                                      (736)               2,777
      Due from affiliates                                                                      (865)                 336
      Inventories                                                                             1,973               (1,036)
      Refundable income taxes                                                                   499                 (868)
      Other current assets                                                                    3,275                  116
      Accounts payable and accrued expenses                                                     553               (2,001)
      Other                                                                                    (133)                (587)
                                                                                   -----------------    -----------------
    Net cash provided by operating activities                                                 9,324                4,783
                                                                                   -----------------    -----------------

Investing activities:
 Capital expenditures                                                                        (4,408)              (2,074)
 Proceeds from sale of equipment                                                                479                    -
 Payments for business acquisitions                                                          (6,712)                   -
                                                                                   -----------------    -----------------
   Net cash used in investing activities                                                    (10,641)              (2,074)
                                                                                   -----------------    -----------------

Financing activities:
 Net increase in revolving credit agreement borrowings                                        6,029                 (786)
 Repayments of long-term debt                                                                  (308)              (3,063)
 Acquisition of common stock for treasury                                                    (9,788)                   -
                                                                                   -----------------    -----------------
   Net cash used in financing activities                                                     (4,067)              (3,849)
                                                                                   -----------------    -----------------
Net decrease in cash                                                                         (5,384)              (1,140)
Cash, beginning of period                                                                     5,908                1,467
                                                                                   -----------------    -----------------
Cash, end of period                                                                            $524                 $327
                                                                                   =================    =================

Supplemental cash flow information:
 Cash paid during the period for:
   Interest, including $192 capitalized in Fiscal 1998                                       $6,163               $3,383
   Income taxes, net of refunds                                                                 $98               $1,630

 Businesses acquired:
  Fair value of assets acquired                                                              $9,147
  Cash paid                                                                                   6,712
                                                                                   -----------------
  Liabilities assumed                                                                        $2,435
                                                                                   =================


                       See notes to financial statements.

                             THE FONDA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    BASIS OF PRESENTATION

         The financial statements as of January 25, 1998 and for the three and six months ended January 25, 1998 and January 26, 1997 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which The Fonda Group, Inc. (the "Company") considers necessary for a fair presentation of the operating results for these periods. Results for interim periods are not necessarily indicative of results for the entire year.

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                          JANUARY 25,            JULY 27,
                                              1998                 1997
                                        -----------------    -----------------
     Raw materials                               $18,299              $18,143
     Work-in-process                                 277                  391
     Finished goods                               18,739               20,345
     Other                                         2,119                1,955
                                        -----------------    -----------------
                                                 $39,434              $40,834
                                        =================    =================

3.  TREASURY STOCK

         In September 1997 and January 1998, the Company redeemed 61,865 and 10,635 shares of Class A common stock for $8.4 million and $1.4 million, respectively, which have been included as Treasury Stock within Stockholders' Equity. The redemption was made pursuant to an offer by the Company to repurchase up to 74,000 shares of common stock at $135 per share from its stockholders on a pro rata basis. The Company has completed such stock repurchase.

4.  OTHER BUSINESS DEVELOPMENTS

         In January 1998, the Company acquired certain net assets of Leisureway, Inc., a manufacturer of white paper plates, for $7.3 million, including deferred payments of $.6 million and acquisition costs, subject to a working capital adjustment. The excess of the purchase price over the Company's preliminary evaluation of the fair value of the net assets acquired was $7.5 million and has been recorded as goodwill.

5.  SUBSEQUENT EVENTS

         In February 1998, the Company decided to close its Jacksonville, Florida facility. The costs to close such facility are not expected to have a material adverse effect on the Company's results of operations.

         On February 11, 1998, the Company reached an agreement with the owner of the co-generation facility hosted by the Company at its Natural Dam mill, whereby among other things (a) the operator will terminate its obligations to supply steam to Natural Dam; and (b) the operator will not be obligated to make fixed rent payments for three years following the consummation of such agreement and will have the right to terminate the land lease during such period in return for a lump sum cash payment and the delivery of certain equipment. The consummation of this agreement is subject to various conditions, including the negotiation and execution of a definitive agreement. The Company expects to record a gain upon the consummation of the transaction contemplated by this agreement, however, there can be no assurance that such transaction will be consummated.

         On February 11, 1998, the Company reached an agreement with CEG, subject to extension, whereby CEG will manufacture and distribute certain party goods products currently manufactured by the Company for a period of five years. In connection therewith, the Company will receive a royalty equal to 5% of CEG's cash flow, as determined in accordance with a formula specified in such agreement, which is subject to the execution of a definitive agreement. In Fiscal 1997, the Company's net sales of such party goods products were approximately $30 million.

         On February 16, 1998, the Company entered into an agreement to sell substantially all of the fixed assets and certain related working capital of Natural Dam, pursuant to which the Company will realize net proceeds, after expenses, of approximately $25 million, subject to a post-closing adjustment for working capital. The consummation of the sale is subject to a number of customary conditions, including regulatory approval and financing.

         SF Holdings Group, Inc. ("SF Holdings"), a Delaware corporation principally owned by the majority stockholder of the Company, proposes to issue and sell up to $77.5 million in gross proceeds of units, each unit consisting of $1,000 in aggregate principal amount of 12 3/4% Senior Secured Notes due 2008 and two shares of Class C common stock of SF Holdings. The net proceeds of such offering will be used to fund the acquisition (the "Sweetheart Investment") by SF Holdings of 90% of the total outstanding common stock, including 48% of the voting stock, of Sweetheart Holdings, Inc. ("Sweetheart"). Subject to consummation of such offering, the Company will consummate the following transactions:

         (1) All of the outstanding shares of the Company will be converted into shares of SF Holdings pursuant to a merger of a subsidiary of SF Holdings into the Company (the "Stockholders Exchange") and the Company will become a wholly-owned subsidiary of SF Holdings;

         (2) The 15,000 options to purchase Class A common stock of the Company granted to the majority stockholder will be converted into options to purchase Class A common stock of SF Holdings;

         (3) Prior to the Stockholders Exchange, outstanding warrants to purchase 9,176 shares of Class B common stock of the Company will be exercised and such shares will be converted into shares of Class B common stock of SF Holdings upon the consummation of the Stockholders Exchange; and

         (4) SF Holdings will assign substantially all of its rights under the Management Services Agreement, as amended, between SF Holdings and American Industrial Partners Management Company, Inc. ("AIPM"), to the Company in consideration for the payment of $7.0 million. During the term of the Management Services Agreement, the Company will have the right, subject to the direction of the board of directors of Sweetheart, to manage Sweetheart's day-to-day operations for and on behalf of Sweetheart, including but not limited to, the right to cause Sweetheart to (i) acquire and dispose of assets; (ii) employ, determine compensation of and terminate employees of Sweetheart other than the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer; and
              (iii) take all other actions associated with the management of the day-to-day operations of the business of Sweetheart. For the first three years after the consummation of the Sweetheart Investment, AIPM will continue to provide certain financial advisory services to Sweetheart for which it will receive certain fees. In consideration of the Company's performance of services, it will receive certain fees during the term of the agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results or future events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, raw material costs, labor market conditions, the highly competitive nature of the industry, and developments with respect to contingencies.

GENERAL

         The Company is a converter and marketer of paperboard and tissue products. The selling prices for the Company's raw materials fluctuate. This is particularly true with respect to commodity products, such as coated and uncoated white paper plates. The Company's selling prices historically follow the changes in raw material prices. The actual impact on the Company from raw materials price changes is affected by a number of factors including the level of inventories at the time of a price change, the specific timing and frequency of price changes, and the lead and lag time that generally accompanies the implementation of both raw materials and subsequent selling price changes. However, over time the Company believes that it is able to maintain relatively stable margins between its selling prices and raw materials prices.

         The Company's operations are moderately seasonal. Income from operations tends to be greater during the first and fourth quarters of the fiscal year than during the second and third quarters.

YEAR 2000

         The Company utilizes software and related technologies throughout its business that will be affected by the date change in the year 2000. System modifications or replacements are underway or planned which should make all significant computer systems compliant with the year 2000 requirement. Anticipated spending for these modifications will be expensed as incurred and is not expected to have a material impact on the Company's ongoing results of operations.

RECENT DEVELOPMENTS

         In February 1998, the Company entered into an agreement with Cellu Tissue Holdings, Inc. ("Cellu"), pursuant to which Cellu will acquire substantially all of the fixed assets and certain related working capital of the Natural Dam mill in Gouverneur, New York, pursuant to which Fonda will realize net proceeds, after expenses, of approximately $25 million, subject to a post-closing adjustment for working capital. The consummation of the Natural Dam mill disposition is subject to a number of customary conditions, including Hart Scott Rodino approval and financing.

         In addition, the Company has reached an agreement with Kamine Besicorp Natural Dam L.P. ("Kamine"), the owner of the co-generation facility hosted by Fonda at its Natural Dam mill, whereby Kamine will terminate its obligation to supply steam to Natural Dam and to make certain land lease payments in return for a lump sum cash payment and the delivery of certain equipment. The consummation of this agreement is subject to various conditions, including the negotiation and execution of a definitive agreement and the consummation of a master restructuring agreement among Niagara Mohawk Power Corporation and sixteen independent power producers, including Kamine. The Company expects to record a gain upon the consummation of the transaction contemplated by this agreement, however, there can be no assurance that such transaction will be consummated.

         In February 1998, Fonda reached an agreement to enter into a five-year licensing agreement with its affiliate, Creative Expressions Group, Inc. ("CEG"), subject to extension, whereby CEG will manufacture and distribute certain party goods products currently manufactured by Fonda. In connection therewith, Fonda will receive a royalty equal to 5% of CEG's cash flow, as determined in accordance with a formula specified in such agreement, which is subject to the execution of a definitive agreement. In Fiscal 1997, Fonda's net sales of such party goods products were approximately $30 million. The Company expects Fonda's fixed and variable costs to decrease and it expects to reduce Fonda's accounts receivable and inventory by approximately $9 million as a result of such licensing agreement. The Company intends to retain certain of the fixed assets for use in its existing converting operations. The Company believes that such a transaction will have a favorable impact on Fonda's results of operations.

RESULTS OF OPERATIONS

                                       THREE MONTHS ENDED                             SIX MONTHS ENDED
                           -------------------------------------------  ------------------------------------------
                            JANUARY 25, 1998      JANUARY 26, 1997       JANUARY 25, 1998       JANUARY 26, 1997
                           -------------------   -------------------    --------------------   -------------------
                                       % OF                   % OF                   % OF                   % OF
                                        NET                   NET                     NET                   NET
                            AMOUNT     SALES      AMOUNT     SALES        AMOUNT     SALES       AMOUNT    SALES
                           ---------- --------   ----------  -------    ----------- --------   ----------- -------
                                                          (Dollars in millions)
Net sales                     $ 66.0    100.0%      $ 58.1    100.0%       $ 136.7    100.0%      $ 124.4   100.0%
Cost of goods sold              52.1     78.9         46.3     79.7          108.1     79.1          97.0    78.0
                           ---------- --------   ----------  -------    ----------- --------   ----------- -------
Gross profit                    13.9     21.1         11.8     20.3           28.6     20.9          27.4    22.0
Selling, general and
  administrative expenses        9.9     14.9          9.4     16.1           19.8     14.5          19.5    15.7
                           ---------- --------   ----------  -------    ----------- --------   ----------- -------
Income from operations           4.1      6.1          2.4      4.2            8.8      6.4           7.9     6.3
Interest expense, net            3.1      4.6          2.3      4.0            6.0      4.4           4.5     3.7
                           ---------- --------   ----------  -------    ----------- --------   ----------- -------
Income before taxes              1.0      1.5          0.1      0.2            2.8      2.0           3.3     2.7
Income tax expense               0.4      0.6          0.1      0.1            1.2      0.9           1.4     1.1
                           ---------- --------   ----------  -------    ----------- --------   ----------- -------
Net income                     $ 0.6      0.9%        $ 0.1     0.1%         $ 1.6      1.2%        $ 1.9     1.6%
                           ========== ========   ==========  =======    =========== ========   =========== =======


THREE MONTHS ENDED JANUARY 25, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 26, 1997

         Net sales increased $7.9 million, or 13.6%, to $66.0 million, in the three months ended January 25, 1998 compared to $58.1 million in the three months ended January 26, 1997. The $7.9 million increase in net sales was attributable to sales volume from businesses acquired in the fourth quarter of Fiscal 1997 as well as increased sales volume in converted tissue products. Sales volume in the converting operations increased 15% in the institutional markets and 16% in the consumer markets. Average selling prices were slightly higher, including a 3% increase in the institutional markets and a 0.5% increase in the consumer markets. Net sales of tissue mill products remained unchanged as increased sales of commodity white paper from the new paper machine were offset by reduced volume of deep tone paper due to competitive market conditions. In addition, the Natural Dam mill was not operational for nine days as a result of a severe ice storm which interrupted the availability of electricity and steam.

         Gross profit increased $2.1 million, or 17.9%, to $13.9 million in the three months ended January 25, 1998 compared to $11.8 million in the three months ended January 26, 1997. As a percentage of net sales, gross profit increased from 20.3% in the three months ended January 26,

1997 to 21.1% in the three months ended January 25, 1998. Gross profits in the converting operations increased $2.5 million. The results of operations from businesses acquired in the fourth quarter of Fiscal 1997 and higher margins in converted tissue products were partially offset by increased costs of paperboard, which were not recovered through price adjustments. Gross profits of tissue mill products declined $0.4 million due to the increased sales of lower margin white paper and reduced sales of higher margin deep tone paper, as well as increased manufacturing costs resulting from the start-up of the second paper machine. As a result of the ice storm, the Natural Dam mill sustained property damage and experienced a temporary shut down. The Company maintains insurance policies which cover losses of this type, and expects to recover a significant portion of these costs. However, there can be no assurance that all of these costs will be recovered.

         Selling, general and administrative expenses increased $0.5 million, or 5.4%, to $9.9 million in the three months ended January 25, 1998 compared to $9.4 million in the three months ended January 26, 1997. As a percentage of net sales, selling, general and administrative expenses decreased from 16.1% in the three months ended January 26, 1997 to 14.9% in the three months ended January 25, 1998.

         Income from operations increased $1.6 million, or 65.7% to $4.1 million in the three months ended January 25, 1998 compared to $2.4 million in the three months ended January 26, 1997 due to the reasons discussed above. As a percentage of net sales, income from operations increased from 4.2% in the three months ended January 26, 1997 to 6.1% in the three months ended January 25, 1998.

         Interest expense, net of interest income, increased $0.7 million, or 31.9% to $3.1 million in the three months ended January 25, 1998 compared to $2.3 million in the three months ended January 26, 1997. The increase was due to higher borrowing levels resulting from the issuance in the third quarter of Fiscal 1997 of $120.0 million of 9 1/2% Senior Subordinated Notes due 2007, (the "Senior Notes") which replaced higher interest rate debt.

         As a result of the above, net income was $0.6 million in the three months ended January 25, 1998 compared to $0.1 million in the three months ended January 26, 1997.


SIX MONTHS ENDED JANUARY 25, 1998 COMPARED TO SIX MONTHS ENDED JANUARY 26, 1997

         Net sales increased $12.3 million, or 9.9%, to $136.7 million, in the six months ended January 25, 1998 compared to $124.4 million in the six months ended January 26, 1997. The increase in net sales included a $12.9 million increase in the Company's converting operations primarily due to sales volume from businesses acquired in the fourth quarter of Fiscal 1997, as well as increased sales volume in converted tissue products. Sales volume in the converting operations increased 12% in the institutional markets and 9% in the consumer markets. Average selling prices were slightly higher, including a 2% increase in the institutional markets and a 1% increase in the consumer markets. Net sales of tissue mill products declined $0.6 million as increased sales of commodity white paper from the new paper machine were offset by reduced volume of deep tone paper due to competitive market conditions. In January 1998, the Natural Dam mill was not operational for nine days as a result of a severe ice storm which interrupted the availability of electricity and steam.

         Gross profit increased $1.2 million, or 4.4%, to $28.6 million in the six months ended January 25, 1998 compared to $27.4 million in the six months ended January 26, 1997. As a percentage of net sales, gross profit decreased from 22.0% in the six months ended January 26,

1997 to 20.9% in the six months ended January 25, 1998. Gross profits in the converting operations increased $2.6 million. The results of operations from businesses acquired in the fourth quarter of Fiscal 1997 and higher margins in converted tissue products were partially offset by increased costs of paperboard, which were not recovered through price adjustments. Gross profits of tissue mill products declined $1.4 million due to the increased sales of lower margin white paper and reduced sales of higher margin deep tone paper, as well as increased manufacturing costs resulting from the start-up of the second paper machine. As a result of the ice storm, the Natural Dam mill sustained property damage and experienced a temporary shut down. The Company maintains insurance policies which cover losses of this type, and expects to recover a significant portion of these costs. However, there can be no assurance that all of these costs will be recovered.

         Selling, general and administrative expenses increased $0.3 million, or 1.5%, to $19.8 million in the six months ended January 25, 1998 compared to $19.5 million in the six months ended January 26, 1997. As a percentage of net sales, selling, general and administrative expenses decreased from 15.7% in the six months ended January 26, 1997 to 14.5% in the six months ended January 25, 1998.

         Income from operations increased $0.9 million, or 11.6% to $8.8 million in the six months ended January 25, 1998 compared to $7.9 million in the six months ended January 26, 1997 due to the reasons discussed above. As a percentage of net sales, income from operations remained relatively unchanged.

         Interest expense, net of interest income, increased $1.5 million, or 32.2% to $6.0 million in the six months ended January 25, 1998 compared to $4.5 million in the six months ended January 26, 1997. The increase was due to higher borrowing levels resulting from the issuance in the third quarter of Fiscal 1997 of the Senior Notes, which replaced higher interest rate debt.

         As a result of the above, net income was $1.6 million in the six months ended January 25, 1998 compared to $1.9 million in the six months ended January 26, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has relied on cash flows from operations and borrowings to finance its working capital requirements, capital expenditures and acquisitions.

         Net cash provided by operating activities for the six months ended January 25, 1998 was $9.3 million compared to $4.8 million for the six months ended January 26, 1997. The six month period ended January 25, 1998 includes the receipt of $2.9 million resulting from the settlement of a lawsuit.

         The Company's investing activities are primarily capital expenditures and business acquisitions. Capital expenditures in the six months ended January 25, 1998 were $4.4 million, including $1.7 million related to the installation of the second paper machine at the Natural Dam tissue mill. The remaining $2.7 million in such period and the capital expenditures in the six months ended January 26, 1997 were for routine capital improvements.

         The Company's revolving credit facility provides up to $50 million borrowing capacity, collateralized by eligible accounts receivable and inventories. At January 25, 1998, $6.0 million was outstanding under such facility and $33.2 million was the maximum advance available based upon eligible collateral.

         Pursuant to the terms of the revolving credit facility, the Company is subject to certain affirmative and negative covenants customarily contained in agreements of this type, including, without limitation, covenants that restrict, subject to specified exceptions (i) mergers, consolidations, asset sales or changes in capital structure, (ii) creation or acquisition of subsidiaries, (iii) purchase or redemption of the Company's capital stock or declaration or payment of dividends or distributions on such capital stock,
(iv) incurrence of additional indebtedness, (v) investment activities, (vi) granting or incurrence of liens to secure other indebtedness, (vii) prepayment or modification of the terms of subordinated indebtedness and (viii) engaging in transactions with affiliates. In addition, the revolving credit facility requires that the Company satisfy certain financial covenants.

         During the six months ended January 25, 1998, the Company redeemed 72,500 shares of Class A common stock for $9.8 million pursuant to an offer by the Company to repurchase up to 74,000 shares of its common stock at $135 per share from its stockholders on a pro rata basis. The Company has completed such stock repurchase.

         During the six months ended January 25, 1998, the Company did not incur material costs for compliance with environmental law and regulations.

         The Company believes that cash generated by operations, combined with amounts available under the revolving credit facility, will be sufficient to meet the Company's capital expenditure needs, debt service requirements and working capital needs for the foreseeable future.

PART II - OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

Exhibits 3.1 through 10.6 are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-4, as amended (File No. 333-24939).


  EXHIBIT #                     DESCRIPTION OF EXHIBIT
  ---------                     ----------------------
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

     10.4 Asset Purchase Agreement, dated as of March 22, 1996, among James River Paper Company, Inc., the Company and Newco (the "James River Agreement").

     10.5 First Amendment to the James River Agreement, dated as of May 6, 1996, among James River, the Company and Newco.

     10.6 Indenture of Lease between Dennis Mehiel and the Company dated as of January 1, 1995.

     27.1   Financial Data Schedule.


(b)    Reports on Form 8-K

There were no reports on Form 8-K during the second quarter ended January 25, 1998; however, a report on Form 8-K (Item 5. Other events) was filed on February 20, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     Date:  March 6, 1998

                                    THE FONDA GROUP, INC.



                                    By:   /s/ HANS H. HEINSEN
                                       ---------------------------

                                              Hans H. Heinsen
                                    Senior Vice President, Chief Financial
                                    Officer and Treasurer (Principal Financial
                                    And Accounting Officer)