Form 10-Q
period 1998-04-26
FONDA GROUP INC
filed 1998-06-10
CIK 1037478

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 26, 1998 OR

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

                             2920 NORTH MAIN STREET
                            OSHKOSH, WISCONSIN 54901
                                 (920) 235-1036
   (Address and telephone number of registrant's principal executive offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
         Common Stock $.01 par value as of June 1, 1998:             100 Shares

                             THE FONDA GROUP, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION



Item 1. Financial Statements (unaudited):                                               Page

          Balance Sheets as of April 26, 1998 and July 27, 1997 (audited)                3

          Statements of Income for the three and nine months ended April 26, 1998
          and April 27, 1997                                                             4

          Statements of Cash Flows for the nine months ended April 26, 1998
          and April 27, 1997                                                             5

          Notes to Financial Statements                                                  6


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                     10


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                               15

SIGNATURES                                                                              16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                             THE FONDA GROUP, INC.
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                               APRIL 26,           JULY 27,
                                                                                 1998                1997
                                                                           ---------------    ----------------
                                                                            (unaudited)
ASSETS
Current assets:
    Cash                                                                          $ 3,655             $ 5,908
    Accounts receivable, less allowance for doubtful
      accounts of $569 and $961, respectively                                      26,751              30,009
    Due from affiliates                                                             5,920               1,207
    Inventories                                                                    38,450              40,834
    Deferred income taxes                                                           6,855               6,780
    Refundable income taxes                                                             -               1,657
    Other current assets                                                            1,212               4,178
                                                                           ---------------    ----------------
         Total current assets                                                      82,843              90,573
Property, plant and equipment, net                                                 48,907              59,261
Goodwill, net                                                                      22,047              15,405
Other assets, net                                                                  24,877              14,365
                                                                           ---------------    ----------------
                                                                                $ 178,674           $ 179,604
                                                                           ===============    ================

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Accounts payable                                                              $ 11,634             $ 7,340
   Accrued expenses                                                                21,706              24,611
   Current maturities of long-term debt                                               466                 619
                                                                           ---------------    ----------------
      Total current liabilities                                                    33,806              32,570
Long-term debt                                                                    122,443             122,368
Other liabilities                                                                   1,676               1,436
Deferred income taxes                                                               7,368               6,144
                                                                           ---------------    ----------------
      Total liabilities                                                           165,293             162,518
Redeemable common stock, $.01 par value, 7,000 shares issued,
   6,500 shares outstanding at July 27, 1997                                            -               2,076
Stockholders equity                                                                13,381              15,010
                                                                           ===============    ================
                                                                                $ 178,674           $ 179,604
                                                                           ===============    ================

                                         See notes to financial statements.

                             THE FONDA GROUP, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                          -------------------------------      ------------------------------------
                                              APRIL 26,        APRIL 27,           APRIL 26,           APRIL 27,
                                                1998             1997                1998                1997
                                          --------------    -------------      ---------------   ------------------
Net sales                                      $ 66,923         $ 60,165             $203,597            $ 184,544
Cost of goods sold                               56,494           48,742              167,520              148,820
                                          --------------    -------------      ---------------   ------------------
     Gross profit                                10,429           11,423               36,077               35,724
Selling, general and
  administrative expenses                         8,671            7,699               26,003               24,128
Other income, net                                (9,099)               -               (9,566)                   -
                                          --------------    -------------      ---------------   ------------------
     Income from operations                      10,857            3,724               19,640               11,596
Interest expense, net                             3,148            2,257                9,151                6,798
                                          --------------    -------------      ---------------   ------------------
     Income before income taxes                   7,709            1,467               10,489                4,798
Provision for income taxes                        3,238              616                4,406                2,015
                                          --------------    -------------      ---------------   ------------------
     Income before extraordinary
       expense                                    4,471              851                6,083                2,783
Extraordinary expense, net                            -            3,495                    -                3,495
                                          ==============    =============      ===============   ==================
     Net income (loss)                          $ 4,471         $ (2,644)             $ 6,083               $ (712)
                                          ==============    =============      ===============   ==================


                       See notes to financial statements.

                             THE FONDA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                              ---------------------------------
                                                                                 APRIL 26,         APRIL 27,
                                                                                   1998              1997
                                                                              --------------    ---------------
Operating activities:
 Net income (loss)                                                                  $ 6,083             $ (712)
Adjustments to reconcile net income (loss) to net cash
    cash provided by operating activities:
   Depreciation and amortization                                                      4,153              3,475
   Amortization and write-off of debt issuance costs                                    413              2,634
   Elimination of unamortized debt discount                                               -              2,108
   Provision for doubtful accounts                                                      113                 99
   Deferred income taxes                                                              1,051               (910)
   Gain on business disposition                                                      (9,325)                 -
   Gain on sale of equipment                                                           (446)                 -
   Interest capitalized on debt                                                           -                684
   Changes in assets and liabilities (net of
     business acquisitions and disposition):
      Accounts receivable                                                             2,153             (3,973)
      Due from affiliates                                                            (4,713)               994
      Inventories                                                                     1,673             (3,131)
      Income taxes payable/refundable                                                 3,218             (1,320)
      Other current assets                                                            2,885                160
      Accounts payable and accrued expenses                                            (434)               466
      Other                                                                            (482)               105
                                                                              --------------    ---------------
    Net cash provided by operating activities                                         6,342                679
                                                                              --------------    ---------------

Investing activities:
 Capital expenditures                                                                (6,245)            (3,469)
 Proceeds from business disposition                                                  20,843                  -
 Proceeds from sale of equipment                                                        574                  -
 Payments for business acquisitions                                                  (6,901)            (3,416)
 Payment for Management Services Agreement                                           (7,000)                 -
 Note receivable from affiliate                                                           -             (2,600)
                                                                              --------------    ---------------
   Net cash provided by (used in) investing activities                                1,271             (9,485)
                                                                              --------------    ---------------

Financing activities:
 Net increase (decrease) in revolving credit borrowings                                 390            (32,842)
 Proceeds from long-term debt                                                             -            120,000
 Repayments of long-term debt                                                          (468)           (50,989)
 Acquisition of common stock for treasury                                            (9,788)                 -
 Financing costs                                                                          -             (4,696)
                                                                              --------------    ---------------
   Net cash (used in) provided by financing activities                               (9,866)            31,473
                                                                              --------------    ---------------
Net increase (decrease) in cash                                                      (2,253)            22,667
Cash, beginning of period                                                             5,908              1,467
                                                                              ==============    ===============
Cash, end of period                                                                 $ 3,655           $ 24,134
                                                                              ==============    ===============

Supplemental cash flow information:
 Cash paid during the period for:
   Interest, including $192 capitalized in Fiscal 1998                              $ 7,484            $ 4,685
   Income taxes, net of refunds                                                       $ 272            $ 1,630

                       See notes to financial statements.

                             THE FONDA GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

         On March 12, 1998, SF Holdings Group, Inc. ("SF Holdings"), a Delaware corporation principally owned by the majority stockholder of The Fonda Group, Inc. (the "Company"), acquired 90% of the total outstanding common stock, including 48% of the total voting common stock, of Sweetheart Holdings Inc. ("Sweetheart"). In connection therewith, the Company consummated the following transactions:

(a) All of the outstanding shares of the Company were converted into shares of SF Holdings pursuant to a merger whereby the stockholders of the Company became stockholders of SF Holdings and the Company became a wholly-owned subsidiary of SF Holdings (the "Merger"). Each share of Class A and Class B common stock of the Company was converted into
         47.6766 shares of Class A or Class B common stock, as the case may be, of SF Holdings;

(b) The outstanding options to purchase Class A common stock of the Company granted to the majority stockholder were converted into options to purchase 715,149 shares of Class A common stock of SF Holdings; and

(c) Outstanding warrants to purchase shares of Class B common stock of the Company were exercised and such shares were converted into 564,586 shares of Class B common stock of SF Holdings.

         The financial statements as of April 26, 1998 and for the three and nine months ended April 26, 1998 and April 27, 1997 are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for interim periods are not necessarily indicative of results for the entire year. Certain amounts for prior periods have been reclassified to conform with current period presentation.

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                        APRIL 26,          JULY 27,
                                           1998              1997
                                      --------------    ---------------
     Raw materials                         $ 16,130           $ 18,143
     Work in process                            278                391
     Finished goods                          20,010             20,345
     Other                                    2,032              1,955
                                      ==============    ===============
                                           $ 38,450           $ 40,834
                                      ==============    ===============

3.  STOCKHOLDERS' EQUITY

         The changes in stockholders' equity consist of the following (in thousands):


                                                                                       NINE MONTHS ENDED
                                                                                   APRIL 26,        APRIL 27,
                                                                                      1998             1997
                                                                                 --------------   --------------
Balance at beginning of fiscal year                                                   $ 15,010         $ 11,873
  Net income (loss)                                                                      6,083             (712)
  Treasury stock repurchase                                                             (9,787)               -
  Accretion of redeemable common stock                                                     (48)             (49)
  Transfer of liquidation value of redeemable common stock                               2,123                -
                                                                                 ==============   ==============
Balance at end of period                                                              $ 13,381         $ 11,112
                                                                                 ==============   ==============

         In connection with the Merger, as discussed in Note 1, the $2.1 million accreted value of the redeemable common stock at that date was credited to Stockholders' Equity.

         In September 1997 and January 1998, the Company redeemed 61,865 and 10,635 shares of Class A common stock (pre-Merger shares) for $8.4 million and $1.4 million, respectively. The redemption was made pursuant to an offer by the Company to repurchase up to 74,000 shares of common stock (pre-Merger shares) at $135 per share from its stockholders on a pro rata basis. The Company has completed such stock repurchase. On March 12, 1998, such treasury stock was canceled in the Merger.

4. OTHER INCOME, NET

         On March 24, 1998, the Company consummated an agreement to sell substantially all of the fixed assets and certain related working capital of its Natural Dam tissue mill (the "Mill"), pursuant to which the Company realized net proceeds of $24.6 million, including a note receivable of $3.7 million, and recorded a pre-tax gain of $9.3 million. The Mill had net sales, excluding intercompany sales and operating income of $19.3 million and $4.1 million, respectively, in Fiscal 1997, $12.7 million and $0.9 million in the Fiscal 1998 nine month period and $13.8 million and $2.7 million in the Fiscal 1997 nine month period.

         In February 1998, the Company decided to close its Jacksonville, Florida facility and relocate such manufacturing capacity and equipment to other sites. The Company accrued $0.3 million primarily related to severance and continuing lease costs after the facility closed.

5. EXTRAORDINARY EXPENSE, NET

         In the third quarter of fiscal 1997, the Company incurred a $3.5 million extraordinary expense (net of a $2.5 million income tax benefit) in connection with the early retirement of debt. The expense consisted of the write-off of unamortized debt issuance costs, elimination of unamortized debt discount and prepayment penalties.

6. RELATED PARTY TRANSACTIONS

         On March 12, 1998, the Company entered into an agreement with Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company, whereby CEG will manufacture and distribute certain party goods products currently manufactured by the Company for a period of five years, subject to extension. In connection therewith, the Company will receive an annual royalty equal to 5% of CEG's cash flow, as determined in accordance with a formula specified in such agreement. Pursuant to such agreement, during a transition period, the Company is manufacturing such party goods products for CEG on a contract basis. The Company believes that the terms of such agreement are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. In Fiscal 1997, the Company's net sales of such party goods products were approximately $30 million. For the nine months ended April 25, 1998, net sales to CEG were $7.1 million and royalty income was not significant. Receivables from CEG at April 25, 1998 were $5.0 million.

         On March 12, 1998, the Company amended certain terms of the $2.6 million Promissory Note dated February 27, 1997, made by CEG in favor of the Company (the "CEG Note"). The 10% annual interest on the CEG Note was converted to pay-in-kind, the note's 2002 maturity was extended for an additional three years and the note was made subordinate to Senior Debt (as such term is defined therein). In connection with such amendment, Fonda was also issued a warrant to purchase, for a nominal amount, 2.5% of CEG's common stock. The Company believes that the terms of such loan and the amendments thereto are no more favorable to CEG than those that CEG could otherwise have obtained from unrelated third parties and such terms were negotiated on an arm's length basis.

         On March 12, 1998, SF Holdings and the Company agreed to file consolidated Federal income tax returns and entered into a Tax Sharing Agreement, pursuant to which the Company will pay SF Holdings its allocable share of the consolidated group's Federal income tax liability, which, in general, will equal the tax liability the Company would have paid if it had filed a separate Federal income tax return.

         On March 12, 1998 the Company entered into an agreement with SF Holdings whereby the Company acquired for $7.0 million substantially all of SF Holdings' rights under a Management Services Agreement dated August 31, 1993, as amended, and pursuant to which the Company will have the right, subject to the direction of the board of directors of Sweetheart, to manage Sweetheart's day-to-day operations. In consideration of the Company's performance of services, the Company will be entitled to receive management fees from Sweetheart of $.7 million, $.9 million and $1.1 million in the first, second and third years, respectively, and $1.6 million per year for the remaining five years of the Management Services Agreement. The Company believes that the terms of such agreement are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis.

7.  OTHER BUSINESS DEVELOPMENTS

         In January 1998, the Company acquired certain net assets of Leisureway, Inc., a manufacturer of white paper plates, for $7.2 million, including deferred payments of $0.3 million and acquisition costs, subject to a working capital adjustment. The excess of the purchase price over the Company's preliminary evaluation of the fair value of the net assets acquired was $7.5 million and has been recorded as goodwill.

         In February 1998, the Company reached an agreement with the owner of the co-generation facility hosted by the Company at the Mill, whereby the owner of such facility will terminate its obligation to supply steam to the Mill and to make certain land lease payments in return for a lump sum cash payment and the delivery of certain equipment. The consummation of this agreement is subject to various conditions, including the negotiation and execution of a definitive agreement and the consummation of a master restructuring agreement among Niagara Mohawk Power Corporation and sixteen independent power producers, including the owner of such facility. The Company expects to record a gain upon the consummation of the transaction contemplated by this agreement, however, there can be no assurance that such transaction will be consummated.

8.  SUBSEQUENT EVENTS

         In May 1998, the Company purchased a 38.2% ownership interest in Fibre Marketing Group, LLC ("Fibre Marketing"), a limited liability company engaged in the waste paper recovery business, from a director of the Company for $0.2 million. Four M Corporation, an affiliate of the Company, owns a 50% interest in Fibre Marketing. In Fiscal 1997, net sales to Fibre Marketing were $3.6 million. The Company believes that the terms on which it purchased such interest was at least as favorable as those it could otherwise have obtained from an unrelated third party and were negotiated on an arms length basis.

         In May 1998, the Company decided to close its administrative offices in St. Albans, Vermont and relocate such offices, including its principal executive offices, to Oshkosh, Wisconsin. The costs associated with such relocation will be recorded in the fourth fiscal quarter.

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

YEAR 2000

         The Company has implemented Year 2000 compliance programs designed to ensure that its computer systems and applications will function properly beyond 1999. The Company expects such programs to be substantially completed by the end of 1999. The Company believes that adequate resources, both internal and external, have been allocated for this purpose. Spending for these Year 2000 compliance programs, including Fiscal 1998 spending, is estimated to be $1.8 million and will be funded by cash flow from operations or borrowings under the Company's credit facility. However, there can be no assurance that the Company will identify all Year 2000 date conversion problems in its computer systems in advance of their occurrence or that the Company will be able to successfully remedy all problems that are discovered. Failure by the Company and/or their significant vendors and customers to complete Year 2000 compliance programs in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems which could cause fluctuations in the Company's revenues and operating profitability.

RECENT DEVELOPMENTS

         On March 24, 1998, the Company consummated an agreement with Cellu Tissue Holdings, Inc. ("Cellu"), whereby Cellu acquired substantially all of the fixed assets and certain related working capital (the "Mill Disposition") of the Natural Dam tissue mill in Gouverneur, New York (the "Mill"), and the Company realized net proceeds of $24.6 million, including a note receivable of $3.7 million, and recorded a pre-tax gain of $9.3 million. The Mill produced tissue mill products, primarily specialty "jumbo" rolls of tissue.

         In February 1998, the Company reached an agreement with Kamine Besicorp Natural Dam L.P. ("Kamine"), the owner of the co-generation facility hosted by the Company at the Mill, whereby Kamine will terminate its obligation to supply steam to the Mill and to make certain land lease payments in return for a lump sum cash payment and the delivery of certain equipment. The consummation of this agreement is subject to various conditions, including the negotiation and execution of a definitive agreement and the consummation of a master restructuring agreement among Niagara Mohawk Power Corporation and sixteen independent power producers, including Kamine. The Company expects to record a gain upon the consummation of the transaction contemplated by this agreement, however, there can be no assurance that such transaction will be consummated.

         On May 27, 1998, the Company decided to close its administrative offices in St. Albans, Vermont and to relocate such offices, including its principal executive offices, to the Company's Oshkosh, Wisconsin facility. The costs associated with such relocation will be recorded in the fourth fiscal quarter.

RESULTS OF OPERATIONS

                                        THREE MONTHS ENDED                             NINE MONTHS ENDED
                            -------------------------------------------  ----------------------------------------------
                              APRIL 26, 1998        APRIL 27, 1997         APRIL 26, 1998         APRIL 27, 1997
                            -------------------   -------------------    --------------------   -------------------
                                        % OF                   % OF                   % OF                   % OF
                                         NET                   NET                     NET                   NET
                             AMOUNT     SALES      AMOUNT     SALES        AMOUNT     SALES       AMOUNT    SALES
                            ---------- --------   ----------  -------    ----------- --------   ----------- -------
                                                             (Dollars in millions)
Net sales                    $  66.9      100.%     $  60.2      100.%     $  203.6     100.%    $  184.5     100.%
Cost of goods sold              56.5       84.4        48.7       81.0        167.5      82.3       148.8      80.6
                            ---------- --------   ----------  -------    ----------- --------   ----------- -------
Gross profit                    10.4       15.6        11.4       19.0         36.1      17.7        35.7      19.4
Selling, general and
  administrative expenses        8.7       13.0         7.7       12.8         26.0      12.8        24.1      13.1
Other income, net               (9.1)     (13.6)                               (9.6)     (4.7)
                            ---------- --------   ----------  -------    ----------- --------   ----------- -------
Income from operations          10.9       16.2         3.7        6.2         19.6       9.6        11.6       6.3
Interest expense, net            3.1        4.7         2.3        3.8          9.2       4.5         6.8       3.7
                            ---------- --------   ----------  -------    ----------- --------   ----------- -------
Income before taxes              7.7       11.5         1.5        2.4         10.5       5.2         4.8       2.6
Income tax expense               3.2        4.8         0.6        1.0          4.4       2.2         2.0       1.1
                            ---------- --------   ----------  -------    ----------- --------   ----------- -------
Income before
  extraordinary expense      $   4.5        6.7%    $   0.9        1.4%     $    6.1      3.0%   $    2.8       1.5%
                            ========== ========   ==========  =======    =========== ========   =========== =======


THREE MONTHS ENDED APRIL 26, 1998 COMPARED TO THREE MONTHS ENDED APRIL 27, 1997

         Net sales increased $6.8 million, or 11.2%, to $66.9 million, in the three months ended April 26, 1998 compared to $60.2 million in the three months ended April 27, 1997. The increase was primarily due to increased sales volume in converting operations from businesses acquired subsequent to the third quarter of Fiscal 1997. Sales volume in the converting operations increased 18% in the consumer markets and decreased less than 1% in the institutional markets. Average selling prices increased 10% in the institutional markets and decreased 3% in the consumer markets. Net sales of tissue mill products decreased $0.5 million primarily due to the Mill Disposition on March 24, 1998.

         Gross profit decreased $1.0 million, or 8.7%, to $10.4 million in the three months ended April 26, 1998 compared to $11.4 million in the three months ended April 27, 1997. This decrease is primarily the result of a $1.5 million decrease in gross profit of tissue mill products, partially offset by a $0.5 million increase in gross profit in the converting operations. In the converting operations, gross profits from businesses acquired subsequent to the third quarter of Fiscal 1997 were partially offset by increased costs of paperboard, which were not recovered through price adjustments. The decrease in gross profit of tissue mill products was a result of increased sales of lower margin white paper and reduced sales of higher margin deep tone paper due to competitive market conditions, as well as increased manufacturing costs resulting from the start-up of the second paper machine. As a percentage of net sales, gross profit decreased from 19.0% in the three months ended April 27, 1997 to 15.6% in the three months ended April 26, 1998 due to the decline in gross profit of tissue mill products.

         Selling, general and administrative expenses increased $1.0 million, or 12.6%, to $8.7 million in the three months ended April 26, 1998 compared to $7.7 million in the three months ended April 27, 1997 primarily due to increased selling expenses resulting from the increase in net sales. As a percentage of net sales, selling, general and administrative expenses increased slightly from 12.8% in the three months ended April 27, 1997 to 13.0% in the three months ended April 26, 1998.

         Other income, net includes a $9.3 million pre-tax gain on the sale of the Mill. The gain was partially offset by closure cost accruals relating to the decision to close the Jacksonville converting facility.

         Income from operations increased $7.1 million to $10.9 million in the three months ended April 26, 1998 compared to $3.7 million in the three months ended April 27, 1997 due to the reasons discussed above. Excluding other income, net, as a percentage of net sales, income from operations decreased from 6.2% in the three months ended April 27, 1997 to 2.6% in the three months ended April 26, 1998.

         Interest expense, net of interest income, increased $0.9 million, or 39.4% to $3.1 million in the three months ended April 26, 1998 compared to $2.3 million in the three months ended April 27, 1997. The increase was due to higher borrowing levels resulting from the issuance in the third quarter of Fiscal 1997 of $120.0 million of 9 1/2% Senior Subordinated Notes due 2007, (the "Senior Notes") which replaced higher interest rate debt.

         As a result of the above and a 42% effective tax rate in both periods, income before extraordinary items was $4.5 million in the three months ended April 26, 1998 compared to $0.9 million in the three months ended April 27, 1997.

         In the three months ended April 27, 1997, the Company incurred a $3.5 million extraordinary expense (net of a $2.5 million income tax benefit) in connection with the early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized debt discount, and prepayment penalties. As a result of the above, net income was $4.5 million in the three months ended April 26, 1998 compared to a net loss of $2.6 million in the three months ended April 27, 1997.


   NINE MONTHS ENDED APRIL 26, 1998 COMPARED TO NINE MONTHS ENDED APRIL 27, 1997

         Net sales increased $19.1 million, or 10.3%, to $203.6 million, in the nine months ended April 26, 1998 compared to $184.5 million in the nine months ended April 27, 1997. The increase was primarily due to increased sales volume in converting operations from businesses acquired subsequent to the third quarter of Fiscal 1997, and to a lesser extent increased sales volume in converted tissue products. Sales volume in the converting operations increased 12% in the consumer markets and 7% in the institutional markets. Average selling prices increased 5% in the institutional markets and decreased less than 1% in the consumer markets. Net sales of tissue mill products declined $1.1 million resulting from a shift in mix due to competitive market conditions, a nine day outage due to a severe ice storm which interrupted the availability of electricity and steam and the sale of The Mill on March 24, 1998. Increased sales of commodity white paper from the new paper machine were offset by reduced sales of deep tone paper due to competitive market conditions.

         Gross profit increased $0.4 million, or 1.0%, to $36.1 million in the nine months ended April 26, 1998 compared to $35.7 million in the nine months ended April 27, 1997. This increase is primarily the result of a $3.3 million increase in gross profit in the converting operations, partially offset by a $2.9 million decrease in gross profit in tissue mill products. In the converting operations, gross profits from businesses acquired subsequent to the third quarter of Fiscal 1997 and higher margins in converted tissue products were partially offset by increased costs of paperboard, which were not recovered through price adjustments. The decrease in gross profits of tissue mill products was due to the increased sales of lower margin white paper and reduced sales of higher margin deep tone paper, as well as increased manufacturing costs resulting from the start-up of the second paper machine. As a result of the ice storm, the Mill sustained property damage and experienced a temporary shut down. The Company maintains insurance policies that cover losses of this type, and expects to recover a portion of these costs. The Company believes that any additional costs would not have a significant effect on it results of operations. As a percentage of net sales, gross profit decreased from 19.4% in the nine months ended April 27, 1997 to 17.7% in the nine months ended April 26, 1998 for the reasons set forth above.

         Selling, general and administrative expenses increased $1.9 million, or 7.8%, to $26.0 million in the nine months ended April 26, 1998 compared to $24.1 million in the nine months ended April 27, 1997 primarily due to increased selling expenses resulting from the increase in net sales. As a percentage of net sales, selling, general and administrative expenses decreased slightly from 13.1% in the nine months ended April 27, 1997 to 12.8% in the nine months ended April 26, 1998.

         Other income, net includes a $9.3 million pre-tax gain on the sale of the Mill and a $0.4 million gain on the sale of other non-core assets. These gains were partially offset by closure cost accruals relating to the decision to close the Jacksonville converting facility.

         Income from operations increased $8.0 million, or 69.4% to $19.6 million in the nine months ended April 26, 1998 compared to $11.6 million in the nine months ended April 27, 1997 due to the reasons discussed above. Excluding other income, net, as a percentage of net sales, income from operations decreased from 6.3% in the nine months ended April 27, 1997 to 4.9% in the nine months ended April 26, 1998.

         Interest expense, net of interest income, increased $2.4 million, or 34.6% to $9.2 million in the nine months ended April 26, 1998 compared to $6.8 million in the nine months ended April 27, 1997. The increase was due to higher borrowing levels resulting from the issuance in the third quarter of Fiscal 1997 of the Senior Notes, which replaced higher interest rate debt.

         As a result of the above and a 42% effective tax rate in both periods, income before extraordinary items was $6.1 million in the nine months ended April 26, 1998 compared to $2.8 million in the nine months ended April 27, 1997.

         In the nine months ended April 27, 1997, the Company incurred a $3.5 million extraordinary expense (net of a $2.5 million income tax benefit) in connection with the early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized debt discount, and prepayment penalties. As a result of the above, net income was

$6.1 million in the nine months ended April 26, 1998 compared to a net loss of $0.7 million in the nine months ended April 27, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has relied on cash flows from operations and borrowings to finance its working capital requirements, capital expenditures and acquisitions.

         Net cash provided by operating activities for the nine months ended April 26, 1998 was $6.3 million compared to $0.7 million for the nine months ended April 27, 1997. The nine month period ended April 26, 1998 includes the receipt of $2.9 million resulting from the settlement of a lawsuit.

         Historically, the Company's investing activities have been primarily capital expenditures and business acquisitions. Capital expenditures in the nine months ended April 26, 1998 were $6.2 million, including $1.8 million related to the installation of a second paper machine at the Mill. The remaining $4.4 million in such period and the capital expenditures in the nine months ended April 27, 1997 were for routine capital improvements. In addition, during the 1998 period the Company received proceeds of $20.8 million, net of transaction costs and fees, from the Mill Disposition and paid $7.0 million to SF Holdings in consideration for its right to manage Sweetheart's day to day operations pursuant to the Management Services Agreement. (See Note 6 of Notes to Financial Statements)

         The Company's revolving credit facility provides up to $50 million borrowing capacity, collateralized by accounts receivable and inventories. At April 26, 1998, $0.4 million was outstanding under such facility and $36.1 million was the maximum advance available based upon eligible collateral.

         Pursuant to the terms of the Senior Notes and the revolving credit facility, the Company is subject to certain affirmative and negative covenants customarily contained in agreements of this type, including, without limitation, covenants that restrict, subject to specified exceptions (i) mergers, consolidations, asset sales or changes in capital structure, (ii) creation or acquisition of subsidiaries, (iii) purchase or redemption of the Company's capital stock or declaration or payment of dividends or distributions on such capital stock, (iv) incurrence of additional indebtedness, (v) investment activities, (vi) granting or incurrence of liens to secure other indebtedness, (vii) prepayment or modification of the terms of subordinated indebtedness and (viii) engaging in transactions with affiliates. In addition, the revolving credit facility requires that the Company satisfy certain financial covenants.

         During the nine months ended April 26, 1998, the Company redeemed 72,500 shares of Class A common stock (pre-Merger shares) for $9.8 million pursuant to an offer by the Company to repurchase up to 74,000 shares of its common stock (pre-Merger shares) at $135 per share from its stockholders on a pro rata basis. The Company has completed such stock repurchase.

         During the nine months ended April 26, 1998, the Company did not incur material costs for compliance with environmental law and regulations.

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

     EXHIBIT #                      DESCRIPTION OF EXHIBIT

          3.1     Certificate of Incorporation of The Fonda Group, Inc. (the
                  "Company").
          3.2     Amended and Restated By-laws of the Company.
          4.1     Indenture, dated as of February 27, 1997, between the Company and the Bank of New York.
          4.2     Form of 9 1/2% Series A and Series B Senior Subordinated
                  Notes, dated as of February 27, 1997 (incorporated by
                  reference to Exhibit 4.1).
          4.3     Registration Rights Agreement, dated as of February 27, 1997, among the Company, Bear Stearns & Co. Inc. and Dillon, Read &
                  Co. Inc. (the "Initial Purchasers").
         10.1     Second Amended and Restated Revolving Credit and Security
                  Agreement, dated as of February 27, 1997, among the Company, the financial institutions party thereto and IBJ Schroder
                  Bank & Trust Company, as agent.
         10.2     Stock Purchase Agreement, dated as of October 13, 1995,
                  between the Company and Chesapeake Corporation.
         10.3     Asset Purchase Agreement, dated as of October 13, 1995,
                  between the Company and Alfred Bleyer & Co., Inc.
         10.4     Asset Purchase Agreement, dated as of March 22, 1996, among
                  James River Paper Company, Inc., the Company and Newco (the
                  "James River Agreement").
         10.5     First Amendment to the James River Agreement, dated as of May
                  6, 1996, among James River, the Company and Newco.
         10.6     Indenture of Lease between Dennis Mehiel and the Company
                  dated as of January 1, 1995.
         10.7*    Assignment and Assumption Agreement, dated as of March 12,
                  1998 between the Company and SF Holdings Group, Inc.
         10.8*    Tax Sharing Agreement, dated as of March 12, 1998 among SF
                  Holdings Group, Inc. and the Company.
         10.9*    License Agreement, dated as of March 12, 1998 between
                  Creative Expressions Group, Inc. and the Company.
         27.1*    Financial Data Schedule.

             *    filed herewith.

(b)        Reports on Form 8-K

A report on Form 8-K (Item 5. Other events) was filed on February 20, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

      Date:  June 10, 1998

                                     THE FONDA GROUP, INC.



                                     By:   /s/ HANS H. HEINSEN
                                          ------------------------

                                                 Hans H. Heinsen
                                     Senior Vice President, Chief Financial
                                     Officer and Treasurer (Principal Financial
                                     And Accounting Officer)