Form 10-K
period 1998-07-26
FONDA GROUP INC
filed 1998-10-26
CIK 1037478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(mark one)
    [X]   ANNUAL   REPORT   PURSUANT  TO SECTION  13 OR  15(d)  OF  THE
               SECURITIES   EXCHANGE  ACT  OF 1934
             For the fiscal year ended July 26, 1998

                                       OR

    [ ]   TRANSITION   REPORT   PURSUANT  TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE   ACT   OF   1934   For   the

               transition  period from  _________  to ___________


                        Commission File Number: 333-24939
                              The Fonda Group, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                 13-3220732
          --------                                 ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification Number)


                             2920 North Main Street
                            Oshkosh, Wisconsin 54901
                                 (920) 235-1036
                                 --------------
   (Address and telephone number of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:            None
Securities registered pursuant to Section 12(g) of the Act:            None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         As of October 20, 1998, there were no shares of voting and non-voting equity of the registrant held by non-affiliates.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, as of October 20, 1998:                 100 Shares

PART  I

ITEM 1.  BUSINESS

General
         The Fonda Group, Inc. (the "Company") believes it is a leading converter and marketer of a broad line of disposable paper food service products. The Company sells its products under both branded and private labels to the consumer and institutional markets and participates at all major price points. The Company believes it is a market leader in the sale of premium white, colored and custom-printed napkins, placemats, tablecovers and food trays and in the sale of private label consumer paper plates, bowls and cups. The Company's Sensations, Splash(R), or Party Creations(R), brands are well recognized in the consumer markets and its Hoffmaster(R) brand is well recognized in the institutional markets.

         The Company offers a broad range of products, enabling it to offer its customers "one-stop" shopping for their disposable food service products needs. The Company is principally a converter and marketer of paperboard and tissue products, the prices of which typically follow the general movement in the costs of such principal raw materials. The Company believes that it is generally able to maintain relatively stable margins between its selling prices and its raw materials costs.

         The Company sells its converted products to more than 2,500 consumer and institutional customers located throughout the United States and has developed and maintained long-term relationships with many of these customers. Restaurants, schools, hospitals and other major institutions comprise the institutional market. Supermarkets, mass merchants, warehouse clubs, discount chains and other retail stores comprise the consumer market.

         On March 12, 1998, SF Holdings Group, Inc. ("SF Holdings") acquired all of the outstanding capital stock of the Company pursuant to a merger whereby the stockholders of the Company became stockholders of SF Holdings and the Company became a wholly-owned subsidiary of SF Holdings (the "Merger"). Simultaneously, SF Holdings acquired 90% of the total outstanding common stock, including 48% of the voting stock, of Sweetheart Holdings Inc. ("Sweetheart").

Products
         General. The Company's principal products include: (i) paperboard food service products, such as white, colored and printed paper plates and bowls, paper cups for both hot and cold drinks and lids, handled paper food pails, food containers and trays for take-out of fast food; and (ii) tissue and specialty food service products, such as printed and solid napkins, printed and solid tablecovers, crepe paper, placemats, doilies, tray covers, fluted products and paper portion cups. The Company believes it holds one of the top three market positions in white paper plates, decorated plates, bowls and cups in the private label consumer market, as well as, food pails, trays and premium napkins in the institutional market.

         The Company is a party to a license agreement, dated March 12, 1998 (the "License Agreement") with Creative Expression Group, Inc. ("CEG"), an affiliate of the Company, whereby CEG was granted the exclusive right to use the trademarks and trade names Splash(R) or Party Creations(R) in connection with the manufacture, distribution and sale of disposable party goods products for a period of five years, subject to extension. Pursuant to the License Agreement, the Company receives an annual royalty equal to 5% of CEG's cash flow as determined in accordance with a formula specified in such agreement. In addition, in accordance with the License Agreement, the Company, at CEG's request, manufactures and sells to CEG certain party goods products, principally napkins and paper plates, including products bearing the trademarks or trade names Splash(R) or Party Creations(R).

  Paperboard Products
         Tabletop Service Products. Paper plates and bowls represent the largest portion of the Company's sales and are sold primarily to the consumer market. These products include coated and uncoated white paper plates, decorated plates and bowls. White uncoated and coated paper plates are considered commodity items and are generally purchased by cost-conscious consumers for everyday use. Printed and decorated plates and bowls are value-added products and are sold for everyday use as well as for parties and seasonal celebrations, such as Halloween and Christmas.

         Beverage Service Products. The Company offers a number of attractive cup and lid combinations for both hot and cold beverages. Cups for the consumption of cold beverages are generally wax coated for superior rigidity, while cups for the consumption of hot beverages are made from paper which is poly-coated on one side to provide a barrier to heat transfer. The Company's hot and cold beverage cups are sold to both the consumer and institutional markets.

         Take-out Containers. The Company sells paper trays and food pails in the institutional market for use by restaurants.

   Tissue and Specialty Food Service Products
         Tissue Converted Products. Napkins represent the second largest portion of the Company's sales and are sold under the Company's Hoffmaster(R), Fonda, Sensations, Splash(R) or Party Creations(R) brand names, as well as under national distributor private label names. Napkin products range from decorated-colored, multi-ply napkins and simple custom printed napkins featuring an end-user's name or logo to fully printed, graphic-intensive napkins for the premium paper goods sector. Tablecovers, ranging from economy to premium product lines, are sold under the Hoffmaster(R), Linen-Like(R), Windsor(R), Sensations, Splash(R) and Party Creations(R) brand names. The Company offers a broad selection of tablecovers in one-, two-, and three-ply configurations and produces tablecovers in white, solid color and one-to four-colored printed products. The Company also sells or licenses crepe products under the Hoffmaster(R), Splash(R) and Party Creations(R) brand names.

         Specialty Products. The Company sells placemats, traycovers, paper doilies, paper portion cups and fluted products in a variety of shapes and sizes. The Company produces unique decorated placemats in a variety of shapes. In addition, the Company uses a proprietary technology to produce non-skid traycovers that serve the particular needs of the airline and healthcare industries.

Marketing and Sales
         The Company's marketing efforts are principally focused on (i) providing value-added services; (ii) category expansion by cross marketing products between the consumer and institutional markets; (iii) developing new graphic designs which the Company believes will offer consumers recognized value; and (iv) increasing brand awareness through enhanced packaging and promotion. The Company sells its products through an internal sales organization and independent brokers. The Company believes its experienced sales team and its ability to provide high levels of customer service enhance its long-term relationships with its customers. The Company and Sweetheart intend to enter into joint marketing and sales agreements which will be designed to eliminate duplicate marketing and sales costs. The Company sells to more than 2,500 institutional and consumer customers located throughout the United States.

         In Fiscal 1998, the Company's five largest customers represented approximately 17% of net sales. No one single customer accounted for more than 10% of net sales.

   Sales
         Institutional Market. Restaurants, schools, hospitals and other major institutions comprise the Company's institutional market. This market represented approximately 47% of the Company's net sales in Fiscal 1998. The Company's predominant institutional customers of private label products include SYSCO Corporation, Rykoff-Sexton, Inc./U.S. Foodservice Inc. and Alliant Foodservice Inc. Institutional customers of branded products include Sweet Paper Sales Corp., Smart Food Distributors Incorporated, Bunzl USA, Inc. and Lisanti Food Incorporated. The institutional market is serviced by dedicated field service representatives located throughout the United States. The field sales force works directly with these national and regional distributors to service the needs of the various segments of the food service industry.

         Consumer Market. Supermarkets, mass merchants, warehouse clubs, discount chains and other retail stores comprise the Company's consumer market. This market represented approximately 53% of the Company's net sales in Fiscal 1998. The Company's consumer market is classified into four distribution channels: (i) the grocery channel, which is serviced through a national and regional network of brokers, (ii) the retail mass merchant channel, which is serviced directly by field service representatives, (iii) the specialty (party) channel, which is serviced principally through CEG (see "--Affiliated Company Sales") and (iv) the warehouse club channel, which is serviced both through national and regional networks of brokers and directly by field service representatives. Customers of the Company's branded consumer products include Target Stores (a division of Dayton Hudson Corp.), Wal-Mart Stores, Inc., Kmart Corporation and The Great Atlantic & Pacific Tea Company, Inc. The Company's primary private label customers in the consumer market include The Kroger Co., The Great Atlantic & Pacific Tea Company, Inc. and The Stop & Shop Companies, Inc.

         Affiliated Company Sales. In connection with the License Agreement, the Company, at CEG's request, manufactures and sells to CEG certain party goods products, principally napkins and paper plates, including products bearing the trademarks and trade names Splash(R) or Party Creations(R). The Company sells such products to CEG on terms no less favorable to the Company than those it could otherwise have obtained from unrelated third parties. In Fiscal 1998, the Company's net sales of such party goods products were approximately $36 million. The Company has been a long-term supplier to CEG and during Fiscal 1998 net sales to CEG were $17 million. The Company expects sales to CEG to continue to grow pursuant to the License Agreement.

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

         The  Company's  primary  competitors  in the  paperboard  food  service converted product categories include International Paper Food Service Group(formerly Imperial Bondware) (a division of International Paper Co.), Fort James Corp. (successor by merger of James River and Fort Howard Corp.), AJM Packaging Corp., Dopaco Inc., Fold-Pak Corp. and Solo Cup Co. Major competitors in the tissue and specialty food service converted product categories include Duni Corp., Erving Paper Products Inc., Fort James Corp. and Wisconsin Tissue Mills Inc. (a subsidiary of Chesapeake Corporation). The Company's competitors also include manufacturers of products made from plastics and foam.

Raw Materials and Suppliers
         Raw materials are a significant component of the Company's cost structure. Principal raw materials for the Company's paperboard and tissue operations include bleached paperboard, napkin tissue, bond paper and waxed bond paper obtained from major domestic manufacturers. Other material components include corrugated boxes, poly bags, wax adhesives, coating and inks. Paperboard, napkin tissue, bond paper and waxed bond paper are purchased in "jumbo" rolls which may either be slit for in-line printing and processing, printed and processed or printed and blanked for processing into final products. Primary suppliers of paperboard stock are Georgia-Pacific Corp., Temple-Inland Inc. and Gilman Paper Co. for which the Company has total annual commitments of 49,200 tons through April 2001. Lincoln is the primary supplier of tissue to the Company. Pursuant to a contract, as amended, with Lincoln, the Company is required to purchase color and white tissue at the lower of a formula-based price or market price through December 31, 1999. The Company has a number of suppliers for substantially all of its raw materials and believes current sources of supply for its raw materials are adequate to meet its requirements. The Company purchases the bulk of its bleached paperboard and napkin tissue under long-term contracts.

Environmental Matters
         The  Company  and its  operations  are  subject  to  comprehensive  and
frequently  changing  Federal,   state,  local  and  foreign  environmental  and
occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water, and the disposal of hazardous wastes. The Company is subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at properties that it owns or operates and at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company believes there are currently no pending investigations at the Company's plants and sites relating to environmental matters. However, there can be no assurance the Company will not be involved in any such proceeding in the future and that any amount of future clean up costs and other environmental liabilities will not be material.

         The Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist at its properties. Enactment of more stringent laws or regulations or more strict interpretation of existing laws and regulations may require additional expenditures by the Company, some of which could be material.

Employees
         At July 26, 1998, the Company employed approximately 1,435 persons, of whom approximately 1,110 were hourly employees. The Company has collective bargaining agreements in effect at its facilities in Appleton, Wisconsin; Oshkosh, Wisconsin; St. Albans, Vermont; Williamsburg, Pennsylvania and Maspeth, New York which cover all production, maintenance and distribution hourly-paid employees at each respective facility and contain standard provisions relating to, among other things, management rights, grievance procedures, strikes and lockouts, seniority, and union rights. The current expiration dates of the Company's collective bargaining agreements at the Appleton, Oshkosh, St. Albans, Williamsburg and Maspeth facilities are May 1, 2002, May 31, 2002, January 31, 2001, June 11, 2000 and October 31, 1999, respectively. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

         The table below provides summary information regarding the principal properties owned or leased by the Company. All of the Company's facilities are well maintained, in good operating condition and suitable for the Company's operations.


                                                                                 SIZE
                                                                             (APPROXIMATE
                                                MANUFACTURING/                AGGREGATE               OWNED/
                 LOCATION                         WAREHOUSE                  SQUARE FEET)             LEASED
                 --------                         ---------                  ------------             ------

   Appleton, Wisconsin                               M/W                       267,700                   O
   Glens Falls, New York                             M/W                        59,100                   O
   Goshen, Indiana                                   M/W                        63,000                   O
   Lakeland, Florida                                 M/W                        45,000                   L
   Maspeth, New York                                 M/W                       130,000                   L
   Oshkosh, Wisconsin                                M/W                       484,000                   O
   St. Albans, Vermont  (2 facilities)                M                        124,900                   O
                                                      W                        182,000                   L
   Williamsburg, Pennsylvania                        M/W                       146,000                   O(1)
-----------------------

 (1)  Subject to capital lease.

         During Fiscal 1997, the Company decided to close its Three Rivers, Michigan and Long Beach, California facilities and during Fiscal 1998, it decided to close its Jacksonville, Florida facility, which facility was leased from Dennis Mehiel. (See "Certain Relationships and Related Transactions"). Such closures were a result of the rationalization of operations. The operations at Three Rivers and Jacksonville were moved to facilities in Goshen, Indiana, acquired in Fiscal 1997 and Lakeland, Florida, acquired in Fiscal 1998. The Long Beach facility has been subleased through the term of the lease and its operations were moved to the Oshkosh, Wisconsin facility.

         On March 24, 1998, the Company consummated an agreement to sell substantially all of the fixed assets and certain related working capital (the "Mill Disposition") of its tissue mill in Gouverneur, New York (the "Mill"). On May 27, 1998, the Company announced its decision to close its administrative offices in St. Albans, Vermont and to relocate such offices, including its principal executive offices, to Oshkosh, Wisconsin.


ITEM 3.  Legal Proceedings

         From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage of types and in amounts which it believes to be adequate. The Company believes that it is not presently a party to any litigation, the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDLERS

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no established public trading market for the Company's common stock. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company's current credit facility and indenture governing the $120 million of 9 1/2% Senior Subordinated Notes due 2007 (the "Notes") limit the payment of dividends. The Company currently intends to retain future earnings to fund the development and growth of its business.

         Pursuant to the Merger, all of the outstanding shares of common stock of the Company were converted into shares of SF Holdings, whereby the Company became a wholly-owned subsidiary of SF Holdings. Each share of Class A common stock and Class B common stock of the Company and options and warrants to purchase such shares, were converted into shares of Class A common stock or Class B common stock, or options and warrants to purchase such shares, as the case may be, of SF Holdings.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                         Years Ended July (1)
                                                  -------------------------------------------------------------------
                                                      1998          1997          1996         1995         1994
                                                  -------------- ------------ ------------- ------------ ------------
                                                                            (In thousands)
Statement of Operations Data: (2)
Net sales                                             $ 271,484     $252,513      $204,903      $97,074      $61,839
Cost of goods sold                                      222,509      201,974       164,836       76,252       51,643
                                                  -------------- ------------ ------------- ------------ ------------
Gross profit                                             48,975       50,539        40,067       20,822       10,196
Selling, general and administrative expenses             34,450       31,527        26,203       14,112        8,438
Other income, net (3)                                   (14,865)      (1,608)            -            -            -
                                                  -------------- ------------ ------------- ------------ ------------
Income from operations                                   29,390       20,620        13,864        6,710        1,758
Interest expense, net                                    12,006        9,017         7,934        2,943        1,268
                                                  -------------- ------------ ------------- ------------ ------------
Income before taxes and extraordinary  loss              17,384       11,603         5,930        3,767          490
Income taxes                                              7,127        4,872         2,500        1,585          239
                                                  -------------- ------------ ------------- ------------ ------------
Income before extraordinary loss                         10,257        6,731         3,430        2,182          251
Extraordinary loss, net (4)                                   -        3,495             -            -            -
                                                  ============== ============ ============= ============ ============
Net income                                             $ 10,257      $ 3,236       $ 3,430      $ 2,182        $ 251
                                                  ============== ============ ============= ============ ============

Balance Sheet Data as of July:
Cash                                                   $ 16,361      $ 5,908       $ 1,467        $ 120        $ 225
Working capital                                          57,149       58,003        38,931       28,079        2,731
Property, plant and equipment, net                       48,151       59,261        46,350       26,933        7,454
Total assets                                            178,528      179,604       136,168       79,725       24,668
Total indebtedness (5)                                  122,362      122,987        87,763       48,165       12,581
Redeemable common stock (6)                                   -        2,076         2,179        2,115            -
Stockholders' equity                                     17,555       15,010        11,873        7,205        5,977


(1) All fiscal years are 52 weeks, except for Fiscal 1994 which is 53 weeks. Certain prior year amounts have been reclassified to conform to current year presentation.
(2)   Includes  the  results of  operations  of the  Company  and the  following acquisitions since their respective dates of acquisition. (i) the net assets of the Scott Foodservice Division from Scott Paper Company as of March 31, 1995; (ii) the net assets of Alfred Bleyer & Co., Inc. as of November 30, 1995; (iii) all of the outstanding capital stock of the Chesapeake Consumer Products Company from Chesapeake Corporation as of December 29,1995; (iv) the net assets of two divisions of the Specialties Operations Division of James River Paper Corporation ("James River
      California and the Mill") as of May 5, 1996; (v) all of the outstanding capital stock of Heartland Mfg. Corp. as of June 2, 1997; (vi) the net assets of the former printed products division of Astro Valcour, Inc. from Tenneco Inc. as of June 10, 1997; and (vii) the net assets of Leisureway, Inc. as of January 5, 1998 (the "Leisureway Acquisition"). The acquisitions referred to in (v) and (vi) above are hereinafter referred to as the "1997 Acquisitions". See "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the Financial Statements of the Company.
(3) Fiscal 1998 includes a $15.9 million gain on the Mill Disposition and settlement in connection with the termination by the owner of the co-generation facility formerly hosted by the Company at the Mill of its obligation, among other things, to supply steam to the Mill (the "Steam Contract").
(4) The Company incurred a $3.5 million extraordinary loss (net of a $2.5 million income tax benefit) in connection with the early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized debt discount and prepayment penalties.
(5) Includes short-term and long-term borrowings and current maturities of long-term debt.
(6)   See Note 10 to Notes to Financial Statements of the Company.

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

General
         The Company is a converter and marketer of disposable paper food service products. The prices for raw materials fluctuate. When raw material prices decrease, selling prices have historically decreased. The actual impact on the Company from raw material price changes is affected by a number of factors including the level of inventories at the time of a price change, the specific timing and frequency of price changes, and the lead and lag time that generally accompanies the implementation of both raw materials and subsequent selling price changes. In the event that raw materials prices decrease over a period of several months, the Company may suffer margin erosion on the sale of such inventory.

         The Company's business is moderately seasonal. Income from operations tends to be greater during the first and fourth quarters of the fiscal year than during the second and third quarters.

Year 2000
         Many of the Company's computer systems may be unable to process dates beyond December 31, 1999. This could result in system failures or miscalculations which could have a material adverse effect on the Company's business, financial condition or results of operations. The Company has implemented a Year 2000 compliance program intended to identify the programs and infrastructures that could be effected by Year 2000 issues and resolve the problems that are identified on a timely basis.

         The  Company  has  completed  the  assessment  phase,  in  which it has identified potential Year 2000 issues, including those with respect to information technology systems, technology embedded within equipment the Company uses as well as equipment that interfaces with vendors and other third parties. The Company is in the process of upgrading its hardware and software systems which run most of the Company's data processing and financial reporting software applications and consolidating certain of its in-house developed computer systems into the upgraded systems. The upgraded systems are expected to be operational and Year 2000 compliant by December 1998. All other information technology systems, that are not currently Year 2000 compliant, are also expected to be compliant by December 1998. In addition, the Company is working with vendors to ensure that its telephone systems and other embedded technologies are Year 2000 compliant. EDI trading partners have been contacted, and other key business partners are in the process of being contacted, to ensure that key business transactions will be Year 2000 compliant. Furthermore, in the event the Company is unable to meet certain key operational dates, the Company believes its systems that are already Year 2000 compliant, as well as temporary solutions to systems that are currently in place, and manual procedures would allow the Company to ship product to customers and engage in other critical business functions.

         The Company estimates the total cost of its Year 2000 program at $2.6 million, of which $1.0 million has been spent through Fiscal 1998. Future expenditures will be funded by cash flows from operations or from borrowings under the Company's credit facility. However, there can be no assurance that the Company will identify all Year 2000 issues in its computer systems in advance of their occurrence or that it will be able to successfully remedy all problems that are discovered. Failure by the Company and/or its significant vendors and customers to complete Year 2000 compliance programs in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems which could cause fluctuations in the Company's revenues and operating profitability.

        Results of Operations


                                                                            Years Ended July
                                              -----------------------------------------------------------------------------
                                                 1998                        1997                       1996
                                              ----------------------     -----------------------     ----------------------
                                                             % of                        % of                       % of
                                                Amount     Net Sales         Amount    Net Sales        Amount    Net Sales
                                              ------------ ---------     ------------- ---------     ------------ ---------
                                                                         (Dollars in millions)
Net sales                                         $ 271.5     100.0 %         $ 252.5     100.0 %        $ 204.9     100.0
Cost of goods sold                                  222.5      82.0             202.0      80.0            164.8      80.4
                                              ------------ ---------     ------------- ---------     ------------ ---------
Gross profit                                         49.0      18.0              50.5      20.0             40.1      19.6
Selling, general and
  administrative expenses                            34.5      12.7              31.5      12.5             26.2      12.8
Other income, net                                   (14.9)     (5.5)             (1.6)     (0.6)               -         -
                                              ------------ ---------     ------------- ---------     ------------ ---------
Income from operations                               29.4      10.8              20.6       8.2             13.9       6.8
Interest expense, net                                12.0       4.4               9.0       3.6              8.0       3.9
                                              ------------ ---------     ------------- ---------     ------------ ---------
Income before taxes and
  extraordinary loss                                 17.4       6.4              11.6       4.6              5.9       2.9
Income tax expense                                    7.1       2.6               4.9       1.9              2.5       1.2
                                              ------------ ---------     ------------- ---------     ------------ ---------
Income before extraordinary loss                     10.3       3.8               6.7       2.7              3.4       1.7
Extraordinary loss, net                                 -         -               3.5       1.4                -         -
                                              ------------ ---------     ------------- ---------     ------------ ---------
Net income                                         $ 10.3       3.8 %           $ 3.2       1.3 %          $ 3.4       1.7%
                                              ============ =========     ============= =========     ============ =========

Fiscal 1998 Compared to Fiscal 1997
         Net sales increased $19.0 million, or 7.5%, to $271.5 million. This increase is due in part to increased sales volume in converting operations resulting from the 1997 Acquisitions and Leisureway Acquisition, and to a lesser extent increased sales volume in converted tissue products. Sales volume in the Company's converting operations increased 12% in the consumer market and 7% in
the  institutional   market.   Average  selling  prices  increased  5%  in  the
institutional market and 1% in the consumer market. Net sales of tissue mill products declined $6.1 million resulting from the Mill Disposition on March 24, 1998 and a shift in mix due to competitive market conditions. Increased sales of commodity white paper from the new paper machine were offset by reduced sales of deep tone paper due to competitive market conditions.

         Gross profit decreased $1.6 million, or 3.1%, to $49.0 million. A $4.5 million decrease in gross profit in tissue mill products was partially offset by an increase in gross profit in the converting operations. The decrease in gross profit of tissue mill products was due to the Mill Disposition, as well as the increased sales of lower margin white paper, reduced sales of higher margin deep tone paper, and increased manufacturing costs resulting from the start-up of the second paper machine. In the converting operations, the increase in gross profit attributable to the 1997 Acquisitions and the Leisureway Acquisition and higher margins in converted tissue products were partially offset by increased costs of paperboard, which were not recovered through price adjustments. As a percentage of net sales, gross profit decreased from 20.0% in Fiscal 1997 to 18.0% in Fiscal 1998 for the reasons set forth above.

         Selling, general and administrative expenses increased $2.9 million, or 9.3%, to $34.5 million primarily due to increased selling expenses resulting from the increase in net sales. As a percentage of net sales, selling, general and administrative expenses increased from 12.5% in Fiscal 1997 to 12.7% in Fiscal 1998.

         Other income, net includes a $15.9 million gain on the Mill Disposition and the Steam Contract. Other income, net also includes a gain on the sale of other non-core assets offset by closure cost accruals relating to the decision to close the Company's Jacksonville, Florida facility and the St. Albans, Vermont administrative offices. In Fiscal 1997, other income included a $2.9 million gain from the settlement of a lawsuit, partially offset by $1.3 million in costs to close the Three Rivers, Michigan converting facility.

         Income from operations increased $8.8 million, or 42.5%, to $29.4 million due to the reasons discussed above. However, excluding other income, net, income from operations decreased $4.5 million, and as a percentage of net sales, decreased from 7.5% in Fiscal 1997 to 5.4% in Fiscal 1998.

         Interest expense, net of interest income, increased $3.0 million to $12.0 million in Fiscal 1998 compared to $9.0 million in Fiscal 1997. The increase was due to higher borrowing levels resulting from the issuance in the third quarter of Fiscal 1997 of the Notes, which was partially offset by lower interest rate debt.

         The effective tax rate was 41% in Fiscal 1998 compared to a 42% effective rate in Fiscal 1997. As a result of the above, income before extraordinary loss was $10.3 million in Fiscal 1998 compared to $6.7 million in Fiscal 1997.

         In Fiscal 1997, the Company incurred a $3.5 million extraordinary loss (net of a $2.5 million income tax benefit) in connection with the early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized debt discount, and prepayment penalties. As a result of the above, net income was $10.3 million in Fiscal 1998 compared to $3.2 million in Fiscal 1997.

Fiscal 1997 Compared to Fiscal 1996
         Net sales increased $47.6 million, or 23%, to $252.5 million. This increase was a result of a full year's results of operations for the acquisitions consummated in Fiscal 1996 and two month's results of operations for the 1997 Acquisitions, which was partially offset by a $5.8 million decline in net sales due to lower average selling prices. The lower selling prices arose from competitive market conditions and lower raw material costs. During Fiscal 1997, prices declined about 16% in the institutional market and 10% in the consumer market. These lower selling prices were partially offset by higher sales volumes of 17% and 3% in the institutional and consumer markets, respectively.

         Gross profit increased $10.5 million, or 26.1%, to $50.5 million due primarily to the acquisitions consummated in Fiscal 1996. As a percentage of net sales, gross profit improved slightly from 19.6% in 1996 to 20% in 1997. Gross profit increased in the consumer market, primarily due to a 14% decline in bleached paperboard costs, which were offset by lower gross profit in the institutional market. Margins for the institutional market were reduced primarily as a result of competitive market conditions which lowered selling prices.

         Selling, general and administrative expenses increased $5.3 million, or 20.3%, to $31.5 million. This increase was primarily due to the incurrence of additional expenses and corporate overhead assumed in connection with the acquisitions consummated in Fiscal 1996. As a percentage of net sales, selling, general and administrative expenses decreased slightly from 12.8% in Fiscal 1996 to 12.5% in Fiscal 1997.

         Other income, net includes a gain of a net $2.9 million from the settlement of a lawsuit. Partially offsetting this gain was a $1.3 million charge for anticipated costs of the closure of the Company's Three Rivers, Michigan facility. The charge covers the costs for the termination of employees as well as ongoing costs to maintain the facility until its disposition.

         Income from operations increased $6.8 million, or 49%, due to the reasons discussed above. Excluding the $1.6 million net gain included in other income, income from operations increased, as a percentage of net sales, from 6.8% in Fiscal 1996 to 7.5% in Fiscal 1997.

         Interest expense, net of interest income, increased $1.0 million, or 14%, due to higher borrowing levels primarily resulting from the acquisitions consummated in Fiscal 1996 and the issuance of the Notes. See "--Liquidity and Capital Resources". Partially offsetting the higher borrowing levels were the lower interest rates on the Notes.

         Income before income taxes and extraordinary loss increased to $11.6 million in Fiscal 1997 from $5.9 million in Fiscal 1996. The Company's effective income tax rate was 42% in both years.

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

         Net cash provided by operating activities in Fiscal 1998 was $7.0 million compared to $8.3 million in Fiscal 1997. The decrease is primarily due to a $8.4 million reduction in net income, excluding the net gain on the Mill Disposition and Steam Contract in Fiscal 1998 and the extraordinary loss in Fiscal 1997. This decrease was partially offset by a $5.2 million reduction in inventory and proceeds from the settlement of a lawsuit in Fiscal 1998.

         The Company's investing activities are primarily capital expenditures and business acquisitions. Capital expenditures in Fiscal 1998 were $7.0 million, including $1.8 million related to the installation of a second paper machine at the Mill and $1.2 million for plate converting equipment. The remaining $4.0 million were for routine capital improvements. The $10.4 million of capital expenditures in Fiscal 1997 included $8.2 million related to the installation of the second paper machine. In addition, during Fiscal 1998 the Company (i) received proceeds of $34.8 million, net of transaction costs and fees, from (a) the Mill Disposition, (b) the Steam Contract, and (c) the sale of unutilized equipment; (ii) acquired certain net assets of a manufacturer of white paper plates for $6.9 million; and (iii) paid $7.0 million to SF Holdings in consideration for its right to manage Sweetheart's day-to-day operations pursuant to the Management Services Agreement. (See Note 13 of Notes to Financial Statements). The Company does not anticipate any material capital expenditures in the next twelve months other than those funded through available cash.

         In 1997, Fonda issued the Notes with interest payable semi-annually in arrears. Payment of the principal of, and interest on, the Notes is subordinate in right of payment to Senior Debt (as defined therein), which includes the revolving credit facility. The principal amount of the Notes is payable on February 28, 2007. The Company may, at its election, redeem the Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.750% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The Notes provide that upon the occurrence of a Change of Control (as defined therein), the holders thereof will have the option to require the redemption of the Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

         The Company's revolving credit facility, which expires March 31, 2000, provides up to $50 million borrowing capacity, collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. At July 26, 1998, there was no outstanding balance and $36.7 million was the maximum advance available based upon eligible collateral. At July 26, 1998, borrowings were available at the bank's prime rate (8.50%) plus .25% and at LIBOR (approximately 5.66%) plus 2.25%.

         Pursuant to the terms of the instruments governing the indebtedness of the Company, the Company is subject to certain affirmative and negative covenants customarily contained in agreements of this type, including, without limitation, covenants that restrict, subject to specified exceptions (i) mergers, consolidations, asset sales or changes in capital structure, (ii) creation or acquisition of subsidiaries, (iii) purchase or redemption of capital stock or declaration or payment of dividends or distributions on such capital stock, (iv) incurrence of additional indebtedness, (v) investment activities,
(vi) granting or incurrence of liens to secure other indebtedness, (vii) prepayment or modification of the terms of subordinated indebtedness, and (viii) engaging in transactions with affiliates. In addition, such debt instruments restrict the Company's ability to pay dividends or make other distributions to SF Holdings. The credit facility also requires that certain financial covenants are satisfied.

         Pursuant to the asset sale covenant under the indenture governing the Notes, resulting from the receipt of proceeds from the Mill Disposition, the Company is required to (i) reinvest approximately $10 million of the net proceeds from the Mill Disposition in fixed assets within 270 days of such disposition or (ii) offer to repurchase the Notes to the extent that such amount has not been reinvested. As of September 30, 1998, the Company has reinvested or has committed to reinvest amounts in excess of $10 million, primarily in napkin and plate-making equipment.

         During Fiscal 1998, the Company redeemed 72,500 shares of Class A common stock (pre-Merger shares) for $9.8 million pursuant to an offer to repurchase up to 74,000 shares of its common stock (pre-Merger shares) at $135 per share from its stockholders on a pro rata basis. The Company has completed such stock repurchase and canceled such shares.

         During Fiscal 1998, the Company did not incur material costs for compliance with environmental law and regulations.

         The Company believes that cash generated by operations, combined with amounts available under the revolving credit facility, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future.

Impact of Recently Issued Accounting Standards
         The impact of recently issued accounting standards is discussed in Note 2 of Notes to the Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements and Schedule attached hereto and listed in
Item 14 (a)(1) and (a)(2) hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the directors and executive officers of the Company:


          NAME                                 AGE                   POSITION
          ----                                 ---                   --------

Dennis Mehiel                                   56        Chairman and Chief Executive Officer
Robert Korzenski                                44        President and Chief Operating Officer
Thomas Uleau                                    53        Executive Vice President and Director
Hans Heinsen                                    45        Senior Vice President, Chief Financial Officer
                                                             and Treasurer
Michael Hastings                                51        Senior Vice President
Harvey L. Friedman                              56        Secretary and General Counsel
Alfred B. DelBello                              63        Vice Chairman
James Armenakis                                 55        Director
John A. Catsimatidis                            50        Director
Chris Mehiel                                    59        Director
Jerome T. Muldowney                             53        Director
G. William Seawright                            57        Director
Lowell P. Weicker, Jr.                          67        Director

         Dennis Mehiel has been Chairman and Chief Executive Officer of the Company since it was purchased in 1988. Since 1966 he has been Chairman of Four M Corporation ("Four M"), a converter and seller of interior packaging, corrugated sheets and corrugated containers which he co-founded, and since 1977 (except during a leave of absence from April 1994 through July 1995) he has been the Chief Executive Officer of Four M. Mr. Mehiel also has been Chief Executive Officer and a director of Sweetheart since March 1998; Chairman and Chief Executive Officer of SF Holdings since December 1997; Chairman of Box USA of New Jersey, Inc. ("Box of New Jersey"), a manufacturer of corrugated containers; and Chairman and Chief Executive Officer of CEG.

         Robert Korzenski has been President and Chief Operating Officer of the Company since March 1998. Prior to that, he had been Senior Vice President of the Company since January 1997 and President of the Hoffmaster division since its acquisition by the Company in March 1995. From October 1988 to March 1995, he served as Vice President of Operations and Vice President of Sales of Scott Institutional, a division of Scott Paper Company. Prior to that, he was Director of National Sales at Thompson Industries.

         Thomas Uleau has been Executive Vice President of the Company since March 1998 and he has been a Director of the Company since 1988. Prior to that, he had been President of the Company since January 1997 and Chief Operating Officer since 1994. Mr. Uleau was Executive Vice President of the Company from 1994 to 1996 and from 1988 to 1989. He also has been Executive Vice President of CEG since 1996; President, Chief Operating Officer and a director of SF Holdings since February 1998; President and Chief Operating Officer and a director of Sweetheart since March 1998; a director of Four M, CEG, and Box of New Jersey. He served as Executive Vice President and Chief Financial Officer of Four M from 1989 through 1993 and Chief Operating Officer in 1994.

         Hans Heinsen has been Senior Vice President and Treasurer of the Company since January 1997 and Chief Financial Officer of the Company since June 1996. Mr. Heinsen also has been Chief Financial Officer and Vice President Finance of Sweetheart since March 1998 and Senior Vice President, Chief Financial Officer and Treasurer of SF Holdings since February 1998. Prior to joining the Company, Mr. Heinsen spent 21 years in a variety of corporate finance positions with The Chase Manhattan Bank, N.A.

         Michael Hastings has been Senior Vice President of the Company since January 1997 and President of the Fonda division since joining the Company in May 1995 until March 1998. Mr. Hastings also has been Senior Vice President of Sweetheart since March 1998. From December 1990 to April 1995, Mr. Hastings served as Vice President of Sales and Marketing and as a member of the Board of Directors of Anchor Packaging Company, a manufacturer of institutional films and thermoformed plastic packaging. Mr. Hastings had previously worked in a variety of positions, including sales, marketing and plant operations management, at Scott Paper Company and Thompson Industries.

         Harvey L. Friedman has been Secretary and General Counsel of the Company since May 1996. He was a Director of the Company from 1985 to January 1997. Mr. Friedman is also Secretary and General Counsel of CEG, SF Holdings, Four M and Box of New Jersey and is a director of CEG. He was formerly a partner of Kramer, Levin, Naftalis & Frankel, a New York City law firm.

         Alfred B. DelBello has served as Vice Chairman of the Company since January 1997 and a Director of the Company since 1990. He also has been Vice Chairman of SF Holdings since February 1998. Since July 1995, Mr. DelBello has been a partner in the law firm of DelBello, Donnellan & Weingarten & Tartaglia, LLP. From September 1992 to July 1995 he was a partner in the law firm of Worby DelBello Donnellan & Weingarten. Prior thereto, he had been President of
DelBello Associates, a consulting firm, since 1985. Mr. DelBello served as Lieutenant Governor of New York State from 1983 to 1985.

         James Armenakis has served as a Director of the Company since June 1997. He also has been a director of SF Holdings since February 1998. He is a senior partner in the law firm of Armenakis & Armenakis.

         John A. Catsimatidis has served as a Director of the Company since January 1997. He also has been a director of SF Holdings since February 1998. He has been Chairman and Chief Executive Officer of the Red Apple Group, Inc., a company with diversified holdings that include oil refining, supermarkets, real estate, aviation and newspapers, since 1969. Mr. Catsimatidis serves as a director of Gristedes-Sloan's, Inc. and New's Communications, Inc. He also serves on the board of trustees of New York Hospital, St. Vincent Home for Children, New York University Business School, Athens College, Independent Refiners Coalition and New York State Food Merchant's Association.

         Chris Mehiel, the brother of Dennis Mehiel, has been a Director of the Company since January 1997. He also has been a director of SF Holdings since February 1998. Mr. Mehiel is a co-founder of Four M and has been Executive Vice President, Chief Operating Officer and a director of Four M since September 1995 and Chief Financial Officer since August 1997. He is an executive officer of the managing member of Fibre Marketing Group, LLC, the successor to Fibre Marketing Group, Inc., a waste paper recovery business which he co-founded, and was President from 1994 to January 1996. From 1993 to 1994, Mr. Mehiel served as President and Chief Operating Officer of Box of New Jersey. From 1982 to 1992, Mr. Mehiel served as the President and Chief Operating Officer of Specialty Industries, Inc., a waste paper processing and container manufacturing company.

         Jerome T. Muldowney has served as a Director of the Company since 1990. He also has been a director of SF Holdings since February 1998. Since January 1996, Mr. Muldowney has been a Managing Director of AIG Global Investment Corp. and since March 1995 he has been a Senior Vice President of AIG Domestic Life Companies ("AIG Life"). Prior thereto, he had been a Vice President of AIG Life since 1982. In addition, from 1986 to 1996, he served as President of AIG Investment Advisors, Inc. He is currently a director of AIG Life and AIG Equity Sales Corp.

         G. William Seawright has served as a Director of the Company since January 1997. He also has been a director of SF Holdings since February 1998. He has been President and Chief Executive Officer of Stanhome Inc., a manufacturer and distributor of giftware and collectibles, since 1993. Prior thereto, he was

President and Chief Executive Officer of Paddington, Inc., an importer of distilled spirits, since 1990. From 1986 to 1990, he was President of Heublein International, Inc.

         Lowell P. Weicker, Jr. has served as a Director of the Company since January 1997. He also has been a director of SF Holdings since February 1998. Mr. Weicker served as Governor of the State of Connecticut from January 1991 through January 1995. From 1962 to 1989, Mr. Weicker served in the U.S. Congress. Mr. Weicker presently teaches at the University of Virginia. In 1992, Mr. Weicker earned the Profiles in Courage Award from the John F. Kennedy Library Foundation.

ITEM 11.   Executive Compensation

         The following table sets forth the compensation earned, whether paid or deferred, to the Company's Chief Executive Officer and its other four most highly compensated executive officers (collectively, the "Named Officers") for fiscal years 1998, 1997, and 1996 for services rendered in all capacities to the Company during such fiscal years.


                                                                                    SECURITIES         ALL OTHER
NAME AND PRINCIPAL                                                                  UNDERLYING          COMPEN-
POSITION                       YEAR       SALARY       BONUS     OTHER(1)            SARS (#)          SATION(2)
------------------             ----      --------      ------    --------            --------          ---------


Dennis Mehiel                  1998      $175,000    $150,000      $--                 --                 $---
  Chairman and Chief           1997       168,750      75,000       --                 --                  ---
  Executive Officer            1996       150,000      60,000       --                 --                  ---

Robert Korzenski               1998       188,390     100,000       --                1,950               10,419
  President and Chief          1997       164,423      50,000       --                1,950               10,216
  Operating Officer            1996       150,000      47,250       --                1,950                9,531

Thomas Uleau                   1998       137,307      80,000       --                1,950                8,115
  Executive Vice President     1997       196,250      75,000       --                1,950                9,504
                               1996       185,000      60,000       --                1,950                9,186

Hans Heinsen                   1998       171,777      90,000       --                1,950               10,705
  Senior Vice President,       1997       170,000      56,000       --                1,950               10,371
  Chief Financial Officer      1996       26,153(3)       --        --                1,950                  625
  And Treasurer

Michael Hastings               1998       148,654      60,000       --                1,950                6,548
  Senior Vice President        1997       164,423      60,000       --                1,950                8,203
                               1996       150,000      38,250       --                1,950                9,219

-----------------------------
(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Officers did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus and
     (ii) $50,000. Thus, such amounts are not reflected in the table.
(2) Reflects matching contributions by the Company under the Company's 401(k) Plans, long-term disability and life insurance premiums paid by the Company.
(3)  Consists of salary for employment commencing June 1996.

Director Compensation

         Directors who are not employees receive annual compensation of (i) $12,000, (ii) $1,000 for each Board meeting attended, (iii) $1,000 for each committee meeting attended which is not held on the date of a Board meeting and
(iv) 100 SARs. Directors who are employees do not receive any compensation or fees for service on the Board of Directors or any committee thereof.

Employee Benefit Plans
         The Company provides certain union and non-union employees with retirement and disability income benefits under defined benefit pension plans. The Company's policy has been to fund annually the minimum contributions required by applicable regulations.

         The Company provides 401(k) savings and investment plans for the benefit of non-union employees. Employee contributions are matched at the discretion of the Company. On January 1, 1997, the Company adopted a defined contribution benefit plan for all non-union employees for which contributions and costs are based on participant earnings. The Company also participates in multi-employer pension plans for certain of its union employees. See Note 15 of the Notes to the Financial Statements.

Stock Appreciation Rights
         The  following   table   provides   information   on  grants  of  stock
appreciation rights ("SARs") made during Fiscal 1998 to the Named Officers as well as the vested status of those SARs at July 26, 1998.

                                                                                                     Number of
                                                   1998 SAR Grant                                   Unexercised
                          ------------------------------------------------------------------
                                              % of Total                                            Options at
                              # of            Granted to         Exercise                          July 26, 1998
                                                                                                --------------------
                           Securities          Employees          or Base         Expira-
                           Underlying          in Fiscal         Price Per          tion           Exercisable/
Name                          Grant              Year              Share            Date           Unexercisable
----                      --------------    ----------------    ------------     -----------    --------------------

Thomas Uleau                  1,950              12.5%             $30.06            --             2,340/5460

Hans Heinsen                  1,950              12.5%              45.33            --            1,170/4,680

Michael Hastings              1,950              12.5%              30.06            --             2,340/5460

Robert Korzenski              1,950              12.5%              30.06            --             2,340/5460


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The Company is a wholly-owned subsidiary of SF Holdings which owns 100 shares of common stock of the Company. SF Holdings' address is 115 Stevens Avenue, Valhalla, New York 10595. The following table sets forth certain information as of October 20, 1998, with respect to the shares of common stock of SF Holdings beneficially owned by each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding common stock of SF Holdings, the directors and officers of the Company, and all directors and officers of the Company, as a group.


                                                                       BENEFICIAL OWNERSHIP
                                                                       --------------------
NAME AND ADDRESS OF                                                NUMBER OF       PERCENTAGE OF
 BENEFICIAL OWNER                                                    SHARES        OWNERSHIP(1)(2)
 ----------------                                                    ------        ---------------

Dennis Mehiel
 115 Stevens Avenue
  Valhalla, New York 10595  .  .  .  .  .  .  .  .  .  .  .   .   6,431,573           78.8%
Thomas Uleau
   10100 Reisterstown Road
   Owings Mills, Maryland  21117   .  .  .  .  .  .  .  .     .  .   95,353            1.2%
All executive officers and directors
  as a group (3 persons) .  .  .  .  .  .  .  .  .  .  .  .   .   6,679,458           81.8%


(1)  Includes 564,586 shares of Class B common stock of SF Holdings.
(2) Includes 238,383 shares underlying options to purchase Class A common stock of SF Holdings, which are presently exercisable, and 1,341,381 shares which Mr. Mehiel has the power to vote pursuant to a voting trust agreement between his spouse, Edith Mehiel, and himself.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leases a facility in Jacksonville, Florida, from Dennis Mehiel on terms that the Company believes are no less favorable than could be negotiated with an independent third party on an arm's length basis. Pursuant to the lease, which has a term expiring December 31, 2014, the Company currently pays base rent of $.2 million per year, subject to escalations indexed to the Consumer Price Index ("CPI"). In addition, Mr. Mehiel holds an option that expires July 31, 2006, under which he may require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation. In Fiscal 1998, the Company decided to close its Jacksonville facility and is currently seeking a sublease tenant. The Company does not expect the outcome of this action to result in a material adverse effect on the Company's financial condition or results of operations.

         On March 12, 1998, the Company entered into the License Agreement with CEG, whereby CEG was granted the exclusive rights to use certain trademarks and trade names in connection with the manufacture, distribution and sale of disposable party goods products for a period of five years, subject to extension. In connection therewith, the Company will receive an annual royalty equal to 5% of CEG's cash flow, as determined in accordance with a formula specified in such agreement. The Company believes the terms of such agreement are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. In addition, pursuant to such agreement, the Company, at CEG's request, manufactures and sells to CEG certain party goods products, principally napkins and paper plates including products bearing the trademarks and trade names Splash(R) or Party Creations(R). The Company sells such products to CEG on terms no less favorable to the Company than those it could otherwise have obtained from unrelated third parties. In Fiscal 1998, the Company's net sales of such party goods products were approximately $36 million.

         On March 12, 1998, the Company amended certain terms of the $2.6 million Promissory Note dated February 27, 1997, made by CEG in favor of the Company (the "CEG Note"). The 10% annual interest rate on the CEG Note was converted to pay-in-kind, the CEG Note's 2002 maturity was extended for an additional three years and the CEG Note was made subordinate to Senior Debt (as such term is defined therein). In connection with such amendment, the Company was also issued a warrant to purchase, for a nominal amount, 2.5% of CEG's common stock. The Company believes the terms of such loan and the amendments thereto are at least as favorable as those that CEG could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis.

         On March 12, 1998 the Company entered into an agreement with SF Holdings whereby the Company acquired for $7.0 million substantially all of SF Holding's rights under a Management Services Agreement dated August 31, 1993, as amended, and pursuant to which the Company has the right, subject to the direction of the board of directors of Sweetheart, to manage Sweetheart's day-to-day operations. In consideration of the Company's performance of services, the Company will be entitled to receive management fees from Sweetheart of $.7 million, $.9 million and $1.1 million in the first, second and third years, respectively, and $1.6 million per year for the remaining seven years of the Management Services Agreement. SF Holdings will be entitled to receive $.2 million per year in consideration for its performance of certain administrative services. The Company believes the terms of such agreement are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. In Fiscal 1998, management fee income was $.1 million.

         On May 15, 1998, the Company purchased a 38.2% ownership interest in Fibre Marketing Group, LLC ("Fibre Marketing"), a waste paper recovery business, from a Director of the Company for $.2 million. The Company granted Sweetheart the right to acquire 50% of the Company's interest in Fibre Marketing for $.1 million. Four M is also a member of Fibre Marketing. The Company believes the terms on which it purchased such interest are at least as favorable as those it could otherwise have obtained from an unrelated third party and were negotiated on an arm's length basis.

         Net sales to CEG were $17 million in Fiscal 1998, $7.8 million in Fiscal 1997 and $1.9 million in Fiscal 1996 and royalty income was $.1 million in Fiscal 1998. Net sales to Fibre Marketing were $4.2 million in Fiscal 1998, $3.6 million in Fiscal 1997 and $4.0 million in Fiscal 1996. The Company also purchases corrugated containers from Four M which net purchases were $1.1 million in Fiscal 1998, $.9 million in Fiscal 1997 and $.2 million in Fiscal 1996. The Company believes the terms on which it sold or purchased products from related parties are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis.

         SF Holdings and the Company intend to file consolidated Federal income tax returns and pursuant to a Tax Sharing Agreement, the Company will pay SF Holdings its allocable share of the consolidated group's consolidated Federal income tax liability, which, in general, will equal the tax liability the Company would have paid if it had filed separate tax returns.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) -  Financial Statements
         --------------------

         The following financial statements of the Company are included in this report:

          Independent Auditors' Report                                       F-1
          Balance Sheets as of July 26, 1998 and July 27, 1997               F-2
          Statements of Income for the three years ended July 26, 1998       F-3
          Statements of Cash Flows for the three  years ended July  26, 1998 F-4
          Notes  to  Financial Statements                                    F-5

(a)(2) -  Financial Statement Schedule
          ----------------------------

         The following schedule to the financial statements of the Company is included in this report:

         Schedule
         --------

         II - Valuation and Qualifying Accounts                              S-1

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required or are inapplicable, and therefore have been omitted.

(a)(3)   Exhibits:
         --------

Exhibits 3.1 through 10.6 are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-4, as amended (File No. 333-24939). Exhibits 10.7 through
10.9 are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Form 10-Q for the quarterly period ended April 26, 1998.

     Exhibit #              Description of Exhibit
     ---------              ----------------------

       3.1     Certificate of Incorporation  of The Fonda Group,  Inc. (the
               "Company").
       3.2     Amended and Restated By-laws of the Company.
       4.1 Indenture, dated as of February 27, 1997, between the Company and the Bank of New York.
       4.2 Form of 9 1/2% Series A and Series B Senior Subordinated Notes, dated as of February 27, 1997 (incorporated by reference to Exhibit 4.1).
       4.3 Registration Rights Agreement, dated as of February 27, 1997, among the Company, Bear Stearns & Co. Inc. and Dillon, Read & Co. Inc. (the "Initial Purchasers").
      10.1 Second Amended and Restated Revolving Credit and Security Agreement, dated as of February 27, 1997, among the Company, the financial institutions party thereto and IBJ Schroder Bank & Trust Company, as agent.
      10.2 Stock Purchase Agreement, dated as of October 13, 1995, between the Company and Chesapeake Corporation.
      10.3     Asset  Purchase  Agreement,  dated as of October  13,  1995, between the Company and Alfred Bleyer & Co., Inc.
      10.4     Asset Purchase Agreement,  dated as of March 22, 1996, among
               James River Paper Company, Inc., the Company and Newco (the "James River Agreement").
      10.5 First Amendment to the James River Agreement, dated as of May 6, 1996, among James River, the Company and Newco.
      10.6 Indenture of Lease between Dennis Mehiel and the Company dated as of January 1, 1995.
      10.7 Assignment and Assumption Agreement, dated as of March 12, 1998 between the Company and SF Holdings Group, Inc.

      10.8     Tax Sharing Agreement, dated as of March 12, 1998 between SF
               Holdings Group, Inc. and the Company.
      10.9     License  Agreement,  dated  as of  March  12,  1998  between
               Creative Expressions Group, Inc. and the Company.
      27.1 *   Financial Data Schedule.
      -----------------

      *  filed herein.

(b) No reports were filed on Form 8-K during the fourth quarter ended July 26, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on October 23, 1998.


                                        THE FONDA GROUP, INC.


                                        By:  /s/ DENNIS MEHIEL
                                             ------------------
                                             Dennis Mehiel
                                             Chairman of the Board and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.


                Signature                                   Title(s)                             Date
                ---------                                   --------                             ----


 /s/ DENNIS MEHIEL                            Chairman of the Board and Chief             October 23, 1998
  ---------------------------------------     Executive Officer (Principal Executive
     Dennis Mehiel                            Officer)


  /s/ ROBERT KORZENSKI                        President, Chief Operating Officer and      October 23, 1998
  ---------------------------------------     Director
      Robert Korzenski

  /s/ THOMAS ULEAU                            Executive Vice President and Director       October 23, 1998
  ---------------------------------------
      Thomas Uleau

  /s/ HANS H. HEINSEN                         Senior Vice President, Chief Financial      October 23, 1998
  ---------------------------------------     Officer and Treasurer (Principal
      Hans H. Heinsen                         Financial and Accounting Officer)


  /s/ ALFRED B. DELBELLO                      Vice Chairman                               October 23, 1998
  ---------------------------------------
      Alfred B. DelBello

  /s/ JAMES J. ARMENAKIS                      Director                                    October 23, 1998
  ---------------------------------------
      James J. Armenakis

  /s/ JOHN A. CATSIMATIDIS                    Director                                    October 23, 1998
  ---------------------------------------
      John A. Catsimatidis

  /s/ CHRIS MEHIEL                            Director                                    October 23, 1998
  ---------------------------------------
      Chris Mehiel

  /s/ JEROME T. MULDOWNEY                     Director                                    October 23, 1998
  ---------------------------------------
      Jerome T. Muldowney

  /s/ G. WILLIAM SEAWRIGHT                    Director                                    October 23, 1998
  ---------------------------------------
      G. William Seawright

  /s/ LOWELL P. WEICKER, JR.                  Director                                    October 23, 1998
  ---------------------------------------
      Lowell P. Weicker, Jr.



                          INDEPENDENT AUDITORS' REPORT


Board of Directors
The Fonda Group, Inc.


         We have audited the accompanying balance sheets of The Fonda Group, Inc. as of July 26, 1998 and July 27, 1997 and the related statements of income and cash flows for each of the three years in the period ended July 26, 1998. Our audits also included the financial statement schedule listed at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of The Fonda Group, Inc. as of July 26, 1998 and July 27, 1997 and the results of its operations and its cash flows for each of the three years in the period ended July 26, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/DELOITTE & TOUCHE LLP


Stamford, Connecticut
September 28, 1998

                              THE FONDA GROUP, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)


                                                                                         July 26,          July 27,
                                                                                           1998              1997
                                                                                        -------------    -------------


ASSETS
Current assets:
    Cash                                                                                   $  16,361         $  5,908
    Accounts receivable, less allowance for doubtful
      accounts of $789 and $961, respectively                                                 29,385           30,009
    Due from affiliates                                                                        1,584            1,207
    Inventories                                                                               34,803           40,834
    Deferred income taxes                                                                      5,469            6,780
    Other current assets                                                                       2,086            5,835
                                                                                        -------------    -------------
         Total current assets
                                                                                              89,688           90,573
Property, plant and equipment, net                                                            48,151           59,261
Goodwill, net                                                                                 21,462           15,405
Other assets, net                                                                             19,227           14,365
                                                                                        -------------    -------------
TOTAL ASSETS                                                                               $ 178,528        $ 179,604
                                                                                        =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                         $  7,077         $  7,340
   Accrued expenses                                                                           23,863           24,611
   Income taxes payable                                                                        1,004                -
   Current maturities of long-term debt                                                          595              619
                                                                                        -------------    -------------
      Total current liabilities
                                                                                              32,539           32,570
Long-term debt                                                                               121,767          122,368
Other liabilities                                                                              1,896            1,436
Deferred income taxes                                                                          4,771            6,144
                                                                                        -------------    -------------
      Total liabilities
                                                                                             160,973          162,518
Redeemable common stock, $.01 par value,
   6,500 shares issued and outstanding in 1997                                                     -            2,076
Stockholders' equity                                                                          17,555           15,010
                                                                                        =============    =============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 178,528        $ 179,604
                                                                                        =============    =============


                       See notes to financial statements.

                              THE FONDA GROUP, INC.
                              STATEMENTS OF INCOME
                                 (in thousands)





                                                                                     Years Ended
                                                                    -----------------------------------------------
                                                                      July 26,        July 27,         July 28,
                                                                       1998             1997             1996
                                                                    --------------   -------------    -------------

Net sales                                                               $ 271,484       $ 252,513        $ 204,903
Cost of goods sold                                                        222,509         201,974          164,836
                                                                    --------------   -------------    -------------
     Gross profit                                                          48,975          50,539           40,067


Selling, general and administrative expenses                               34,450          31,527           26,203
Other income, net                                                        (14,865)         (1,608)                -
                                                                    --------------   -------------    -------------
     Income from operations                                                29,390          20,620           13,864
Interest expense (net of interest income
 of $557 in 1998 and $490 in 1997)                                         12,006           9,017            7,934
                                                                    --------------   -------------    -------------
     Income before income taxes and extraordinary loss                     17,384
                                                                                           11,603            5,930
Provision for income taxes                                                  7,127           4,872            2,500
                                                                    --------------   -------------    -------------
     Income before extraordinary                                           10,257
     loss                                                                                   6,731            3,430
Extraordinary loss from debt extinguishment, net                                -           3,495                -
                                                                    ==============   =============    =============
     Net income                                                          $ 10,257         $ 3,236          $ 3,430
                                                                    ==============   =============    =============

                       See notes to financial statements.

                              THE FONDA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                               Years Ended
                                                                           -----------------------------------------------
                                                                             July 26,      July 27, 1997    July 28, 1996
                                                                               1998
                                                                           -------------   --------------   --------------
Operating activities:
 Net income                                                                    $ 10,257          $ 3,236          $ 3,430
Adjustments to reconcile net  income to net cash
     provided by operating activities:
   Depreciation and amortization                                                  6,156            4,954            4,471
   Write-off of unamortized debt discount and issuance costs                          -            4,234                -
   Interest capitalized on debt                                                       -              684              165
   Provision for doubtful accounts                                                  388              457              148
   Deferred income taxes                                                           (61)            3,005              533
   Net gain on business and equipment dispositions
     and settlement of long-term contracts                                     (16,333)                -                -
   Changes in assets and liabilities (net of business
       acquisitions and dispositions):
      Accounts receivable                                                         (795)          (2,007)            6,826
      Due from affiliates                                                         (377)            (213)            (994)
      Inventories                                                                 5,171          (1,178)            (299)
      Other current assets                                                        1,978          (3,273)             (26)
      Accounts payable and accrued expenses                                     (1,338)          (1,019)            8,782
      Income taxes payable                                                        2,732          (1,280)          (3,644)
      Other                                                                       (765)              673          (1,719)
                                                                           -------------   --------------   --------------
    Net cash provided by operating activities                                     7,013            8,273           17,673
                                                                           -------------   --------------   --------------

Investing activities:
 Capital expenditures                                                           (7,039)         (10,363)          (1,314)
 Proceeds from business and equipment dispositions                               34,793                -                -
 Payments for business acquisitions                                             (6,901)         (23,043)         (45,218)
 Payment for Management Services Agreement                                      (7,000)                -                -
 Note receivable from affiliate                                                       -          (2,600)                -
                                                                           -------------   --------------   --------------
   Net cash provided by (used in) investing activities                           13,853         (36,006)         (46,532)
                                                                           -------------   --------------   --------------

Financing activities:
 Net increase (decrease) in revolving credit borrowings                               -         (32,842)           14,745
 Proceeds from long-term debt                                                         -          120,000           18,803
 Repayments of long-term debt                                                     (625)         (49,879)          (2,499)
 Redemption of common stock                                                     (9,788)            (203)                -
 Debt issuance costs                                                                  -          (4,902)            (843)
                                                                           -------------   --------------   --------------
   Net cash provided by (used in) financing activities                         (10,413)           32,174           30,206
                                                                           -------------   --------------   --------------
Net increase in cash                                                             10,453            4,441            1,347
Cash, beginning of year                                                           5,908            1,467              120
                                                                           =============   ==============   ==============
Cash, end of year                                                              $ 16,361          $ 5,908          $ 1,467
                                                                           =============   ==============   ==============


                       See notes to financial statements.

                              THE FONDA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.  BUSINESS DESCRIPTION AND ORGANIZATION

         The Fonda Group, Inc. (the "Company") is a leading converter and marketer of (i) private label paper plates, bowls and cups for the consumer market and (ii) premium tissue products, including napkins, placemats and tablecovers for the institutional and consumer markets. On March 12, 1998, SF Holdings Group, Inc. ("SF Holdings"), a Delaware corporation principally owned by the majority stockholder of the Company, acquired 90% of the total outstanding common stock, including 48% of the total voting common stock, of Sweetheart Holdings Inc. ("Sweetheart"). In connection therewith, all of the outstanding shares of the Company were converted into shares of SF Holdings pursuant to a merger whereby the stockholders of the Company became stockholders of SF Holdings and the Company became a wholly-owned subsidiary of SF Holdings (the "Merger"). Each share of Class A and Class B Common Stock of the Company, and options and warrants to purchase such shares, were converted into shares of Class A or Class B common stock, or options and warrants to purchase such shares, as the case may be, of SF Holdings.

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

         Fiscal Year--The Company's fiscal year is the fifty-two or fifty-three week period which ends on the last Sunday in July. The 1998, 1997 and 1996 fiscal years were fifty-two week periods ended July 26, 1998, July 27, 1997 and July 28, 1996, respectively. See Note 17.

         Reclassification--Certain prior year amounts have been reclassified to conform to the current year presentation.

         Inventories--Inventories are valued at the lower of cost (first-in, first-out method) or market.

         Property, Plant and Equipment--Property, plant and equipment is stated at cost or fair market value for business acquisitions. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets.

         Goodwill--Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired and is amortized on a straight-line basis over twenty years. The carrying value of goodwill is reviewed when facts and circumstances suggest that it may be impaired. The Company assesses its recoverability by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted projected future cash flows.

         Income Taxes--Deferred income taxes are provided on the differences between the basis of assets and liabilities for financial reporting and income tax purposes using presently enacted tax rates.

         Debt Issuance Costs--Included in other assets are unamortized debt issuance costs of $4.4 million at July 26, 1998 and $4.8 million at July 27, 1997 incurred in connection with obtaining financing which are being amortized over the terms of the respective borrowing agreements.

         Fair Value of Financial Instruments--The carrying amounts of financial instruments included in current assets and liabilities approximate their estimated fair value because of the relatively short maturities of these instruments. The carrying amounts of the Notes (as defined below), which is thinly traded, approximate its estimated fair value based on management's best estimate of recent trading prices.

         Impact of Recently Issued Accounting Standards-- In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. In February 1998, the FASB issued Statement No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. The Company is in the process of evaluating the new statements, which are effective for Fiscal 1999. The adoption of these statements is not expected to have a material effect on the Company's financial statements. In Fiscal 1998, the Company adopted Statement No. 123 Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 encourages, but does not require companies to record at fair value compensation cost for stock-based compensation plans. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

3. BUSINESS ACQUISITIONS

         The following acquisitions have been accounted for under the purchase method and their results of operations have been included in the statements of income since the respective dates of acquisition. Goodwill amortization was $1 million in Fiscal 1998, $.4 million in Fiscal 1997 and $.2 million in Fiscal 1996. Accumulated amortization was $1.6 million and $.6 million at July 26, 1998 and July 27, 1997, respectively.

Fiscal 1998 Acquisition
         In January 1998, the Company acquired certain net assets of Leisureway, Inc., a manufacturer of white paper plates, for $7.2 million, including deferred payments of $.3 million and acquisition costs. The excess of the purchase price over the Company's evaluation of the fair value of the net assets acquired was $7.1 million and has been recorded as goodwill.

Fiscal 1997 Acquisitions
         In June 1997, the Company acquired all of the outstanding capital stock of Heartland Mfg. Corp., a manufacturer of paper plates, for $12.6 million, including acquisition costs. The excess of the purchase price over the Company's evaluation of the fair value of the net assets acquired was $9.3 million and has been recorded as goodwill.

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

Fiscal 1996 Acquisitions
         In May 1996, the Company acquired certain net assets of two divisions ("James River-California" and the "Mill") of the Specialties Operations Division of James River Paper Corporation (the "James River Division") for $13.1 million, including acquisition costs, and including a promissory note to the seller which was settled in 1997 for $2.2 million. In Fiscal 1997, the Company decided to close the James River-California manufacturing facility, which produced tissue-based products. In Fiscal 1998, the Company sold the Mill, which produced specialty and deep-toned colored tissue paper (see Note 4). In exchange for hosting a co-generation facility on its site, the Mill received all of its steam energy requirements at 50% and 25% of historical cost in calendar 1997 and 1998, respectively, and had expected to receive significantly increased savings for the next 40 years thereafter, as well as land lease payments from the operator of the facility. The $10 million in benefits from the co-generation facility was included in long-term assets acquired and was being amortized based upon the Mill's annual savings over the 42-year remaining life of the contract (see Note
4). The excess of the Company's evaluation of the fair value of the net assets acquired (including $10 million in benefits from the co-generation facility) over the final adjusted purchase price was $6.3 million and was allocated to long-term assets. The remaining net assets and business of the James River Division were acquired by Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company, in a separate transaction.

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

         In November 1995, the Company acquired substantially all of the net assets of Alfred Bleyer & Co., Inc. ("Maspeth"), a manufacturer of paper plates and cups, for $10 million, including acquisition costs. The purchase price consisted of cash and a promissory note to the seller for $2.3 million. The excess of the Company's evaluation of the fair value of the net assets over the purchase price was $.1 million and has been allocated to the long-term assets.

4. OTHER INCOME, NET

         On March 24, 1998, the Company consummated an agreement to sell substantially all of the fixed assets and certain related working capital of the Mill (the "Mill Disposition"). In addition, on July 1, 1998, the Company consummated an agreement with the owner of the co-generation facility at the Mill (see Note 3), whereby the owner of such facility terminated its obligation to supply steam to the Mill and to make certain land lease payments. As a result of these transactions, the Company realized net proceeds of $38.5 million and recorded a gain of $15.9 million which was included in other income, net. Such net proceeds included a $3.7 million note receivable (included in other assets) from the Mill Disposition, due in March 2008, with 5.7% interest payable in the form of additional notes receivable. Pursuant to an asset sale covenant under the indenture governing the Notes, resulting from the receipt of proceeds from the Mill Disposition, the Company is required to (i) reinvest approximately $10 million of such net proceeds in fixed assets within 270 days of such disposition, or (ii) offer to repurchase the Notes to the extent that such amount has not been reinvested. The Mill had net sales, excluding intercompany sales, and operating income of $13.5 million and $.9 million, respectively, in Fiscal 1998, $19.3 million and $4.1 million in Fiscal 1997, and $4.3 million and $.8 million in Fiscal 1996.

         In May 1998, the Company decided to close its administrative offices in St. Albans, Vermont and relocate such offices, including its principal executive offices, to Oshkosh, Wisconsin. The Company accrued $.5 million in 1998 for such relocation, which is expected to be completed by the end of calendar 1998.

         In Fiscal 1997, other income, net includes a net $2.9 million from the settlement of a lawsuit. Partially offsetting this gain was a $1.3 million charge for anticipated costs of the closure of the Company's Three Rivers, Michigan facility. The charge covers the costs for the termination of employees as well as ongoing costs to maintain the facility until its disposition.


5. INVENTORIES

         Inventories consist of the following (in thousands):
                                        July 26, 1998    July 27, 1997
                                        -------------    -------------

     Raw materials and supplies             $ 15,663         $ 20,098
     Work-in-process                             194              391
     Finished goods                           18,946           20,345
                                        =============    =============
                                            $ 34,803         $ 40,834
                                        =============    =============

6. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following (in thousands):



                                                                          Lives In              July 26,         July 27,
                                                                            Years                  1998             1997
                                                                      ------------------      -------------    -------------

     Land and buildings                                                  20-40                    $ 21,958         $ 21,703
     Machinery and equipment                                             3-12                       43,241           46,108
     Leasehold improvements                                              5-10                          923              955
     Construction in progress                                                                        2,732            8,794
                                                                                              -------------    -------------
                                                                                                    68,854           77,560
     Less: accumulated depreciation                                                               (20,703)         (18,299)
                                                                                              =============    =============
                                                                                                  $ 48,151         $ 59,261
                                                                                              =============    =============


         Depreciation expense was $4.3 million in Fiscal 1998, $3.9 million in Fiscal 1997 and $3.2 million in Fiscal 1996. In addition, property, plant and equipment includes buildings under capital lease at a cost of $2.2 million and a net book value of $1.6 million in Fiscal 1998 and $1.7 million in Fiscal 1997.

7. CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographical regions. The Company had sales to one customer representing approximately 11% of net sales in Fiscal 1996.


8. ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):

                                                                                                   July 26,         July 27,
                                                                                                    1998              1997
                                                                                                --------------   --------------

    Compensation and benefits                                                                         $ 7,635          $ 8,149
     Interest payable                                                                                   4,622            4,716
     Promotion and sales allowances                                                                     2,447            2,555
     Insurance                                                                                          2,785            1,465
     Other                                                                                              6,374            7,726
                                                                                                ==============   ==============
                                                                                                     $ 23,863         $ 24,611
                                                                                                ==============   ==============


9. LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):



                                                                                                July 26,         July 27,
                                                                                                  1998             1997
                                                                                              -------------    -------------

      Senior Subordinated Notes                                                                  $ 120,000        $ 120,000
      Other                                                                                          2,362            2,987
                                                                                              -------------    -------------
                                                                                                   122,362          122,987
      Less amounts due within one year                                                                 595              619
                                                                                              =============    =============
                                                                                                 $ 121,767        $ 122,368
                                                                                              =============    =============


         In 1997, the Company issued $120 million of 9 1/2% Series A Senior Subordinated Notes due 2007 (the "Notes") with interest payable semi-annually. Proceeds from the issuance of the Notes were primarily used to retire debt. The Company incurred a $3.5 million extraordinary loss (net of a $2.5 million income tax benefit) in connection with the early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized discount and prepayment penalties.

         Also in 1997, the Company entered into a $50 million revolving credit agreement with a bank, expiring March 31, 2000 and collateralized by eligible accounts receivable and inventories. At July 26, 1998 and July 27, 1997, there was no outstanding balance, $8.3 million was the maximum amount outstanding during Fiscal 1998, and at July 26, 1998, $36.7 million was the maximum advance available based upon eligible collateral. A commitment fee of .375% per annum is charged on the unutilized portion of the facility. At July 26, 1998, borrowings were available at the bank's prime rate (8.50%) plus .25% and at LIBOR (approximately 5.66%) plus 2.25%.

         The  revolving   credit   agreement  and  the  Notes  contain   certain
restrictive covenants with respect to, among others, (i) mergers and acquisitions, (ii) capital expenditures, (iii) asset sales, (iv) dividends, and
(v) additional indebtedness. In addition, the revolving credit agreement requires that the Company satisfy certain financial covenants.

10. STOCKHOLDERS' EQUITY AND REDEEMABLE COMMON STOCK

     Stockholders' equity consists of the following (in thousands, except share data):

                                                                                               July 26,         July 27,
                                                                                                  1998              1997
                                                                                               --------------   --------------

Preferred Stock, $.01 par value, 1,000 shares authorized, none issued, in 1997                        $    -           $    -
Preferred Stock Class B, $.01 par value, 100,000 shares authorized, none issued,                           -                -
in 1997
Common Stock, $.01 par value, 1,000 shares authorized,
   100 issued and outstanding, in 1998                                                                     -                -
Common Stock Class A, $.01 par value, 400,000 shares authorized,
   184,000 issued and outstanding, in 1997                                                                 -                2
Common Stock Class B, $.01 par value, 20,000 shares authorized,
   2,666 issued and outstanding, in 1997                                                                   -                -
Common Stock Class C, $.01 par value, 200,000 shares authorized, none issued, in                           -                -
1997
Paid-in capital                                                                                            -            3,500
Retained earnings                                                                                     17,555           11,643
Treasury stock, at cost, 1,000 shares Class B Common Stock, in 1997                                        -            (135)
                                                                                               ==============   ==============
                                                                                                    $ 17,555         $ 15,010
                                                                                               ==============   ==============



         On March 12, 1998, in conjunction with the Merger, each share of Class A and Class B Common Stock of the Company, and options and warrants to purchase such shares, was converted into shares of Class A or Class B common stock of SF Holdings, and options and warrants to purchase such shares, respectively, and 100 shares of Common Stock, $.01 par value, were issued to SF Holdings. See Note 1.

         Prior to the Merger, 7,000 shares of the Company's Class A Common Stock were subject to a redemption agreement (the "Redeemable Common"), whereby the holder had the right to require the Company to repurchase all of the Redeemable Common at the earlier of March 31, 2007 or the date of a merger or consolidation of the Company with another entity in which the Company is not the surviving party. In 1997, 500 shares of Redeemable Common were acquired by the Company pursuant to the Stock Repurchase (as defined below). The outstanding Redeemable Common was recorded in the July 27, 1997 balance sheet at the present value of the aggregate $2.8 million repurchase price discounted at a rate of 3% per annum. The annual accretion to liquidation value had been charged to retained earnings. On March 12, 1998, in conjunction with the Merger, the outstanding Redeemable Common were converted into shares of redeemable common stock of SF Holdings and the book value of the Redeemable Common at that date was credited to retained earnings.

         In April 1997, the Company offered to repurchase up to 74,000 shares of its common stock at $135 per share from its stockholders on a pro rata basis (the "Stock Repurchase"). In Fiscal 1997, pursuant to the Stock Repurchase, the Company redeemed 500 shares of Redeemable Common and 1,000 shares of Class B common stock for $135 per share. The repurchase of the Redeemable Common for less than the present value of the liquidation amount as of the date of repurchase resulted in a credit to retained earnings. The repurchased shares of Class B common stock were reported as Treasury Stock in the July 27, 1997 balance sheet. The Company redeemed the remaining 72,500 shares of Class A common stock in Fiscal 1998, prior to the Merger, for $9.8 million. All of the repurchased shares were canceled in Fiscal 1998, and in connection therewith, paid in capital was charged $3.5 million and the remainder of the purchase price was charged to retained earnings.

         In conjunction with debt offerings in 1995, the Company granted warrants to purchase 9,176 shares of its Class B common stock for $.01 per share and issued 3,666 shares of its Class B common stock. In Fiscal 1997, 1,000 of such Class B shares were redeemed by the Company pursuant to the Stock
Repurchase. On March 12, 1998, in conjunction with the Merger, such warrants were exercised and all then outstanding Class B common stock of the Company was converted into shares of Class B common stock of SF Holdings.

         In September 1997, the Company's Board of Directors granted the Company's majority stockholder options to purchase 15,000 shares of Class A Common Stock at an option price of $135 per share. On March 12, 1998, in conjunction with the Merger, such options were converted into options to purchase shares of Class A common stock of SF Holdings. The proforma effect of such options on compensation expense, as required by SFAS No. 123, was less than $.1 million.

     The changes in retained earnings consists of the following (in thousands):


                                                                                  Years Ended
                                                                 -----------------------------------------------
                                                                   July 26,         July 27,         July 28,
                                                                     1998             1997             1996
                                                                 -------------    -------------    -------------
Balance, beginning of year                                           $ 11,643          $ 8,371          $ 5,005
   Net income                                                          10,257            3,236            3,430
   Transfer of liquidation value of redeemable common stock             2,118              100                -
   Accretion of redeemable common stock                                  (43)             (64)             (64)
   Retirement of treasury stock                                       (6,420)                -                -
                                                                 =============    =============    =============
Balance, end of year                                                 $ 17,555         $ 11,643          $ 8,371
                                                                 =============    =============    =============


         The Fonda Group, Inc. Stock Appreciation Unit Plan provides for the granting of up to 200,000 units to key executives of the Company. A grantee is entitled to the appreciation in a unit's value from the date of the grant to the date of its redemption. Unit value is based upon a formula consisting of net income and book value criteria and grants vest over a five-year period. The Company granted 15,560 units in Fiscal 1998, 10,980 units in Fiscal 1997 and 9,500 in Fiscal 1996 at an aggregate value on the date of grant of $.9 million, $.4 million and $.3 million, respectively. The Company recorded compensation expense of $.5 million in Fiscal 1998, $.1 million in Fiscal 1997 and $.1 million in Fiscal 1996.

11. INCOME TAXES

         The  provision   for  income  taxes   consists  of  the  following  (in
thousands):


                                            Years Ended
                           -----------------------------------------------
                             July 26,      July 27, 1997    July 28, 1996
                               1998
                           -------------   --------------   --------------
     Current:
        Federal                 $ 5,430          $ 1,449          $ 1,526
        State                     1,758              418              441
                           -------------   --------------   --------------
                                  7,188            1,867            1,967
                           -------------   --------------   --------------
     Deferred:
        Federal                     156            2,328              423
        State                     (217)              677              110
                           -------------   --------------   --------------
                                   (61)            3,005              533
                           =============   ==============   ==============
                                $ 7,127          $ 4,872          $ 2,500
                           =============   ==============   ==============

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets (liabilities) result from temporary differences as follows (in thousands):


                                                                           July 26,         July 27,
                                                                             1998             1997
                                                                         -------------    -------------
Deferred tax assets:
   Capitalized inventory costs                                                 $  710           $  785
   Allowance for doubtful accounts receivable                                     636              349
   Accruals for health insurance and other employee benefits                    1,852            1,911
   Inventory and sales related reserves                                           996              567
   Pension reserve                                                                384              433
   Benefit of tax carryforwards                                                   233              370
   Other                                                                          993            1,485
                                                                         -------------    -------------
                                                                                5,804            5,900
Deferred tax liabilities:
   Depreciation                                                               (5,106)          (5,264)
                                                                         =============    =============
                                                                               $  698           $  636
                                                                         =============    =============


         A reconciliation of the income tax provision to the amount computed using the Federal statutory rate is as follows (in thousands):


                                                                    Years Ended
                                                  ------------------------------------------------
                                                  July 26, 1998    July 27, 1997    July 28, 1996
                                                  --------------   --------------   --------------
Income tax at statutory rate                            $ 6,084          $ 4,061          $ 2,076
State income taxes (net of Federal benefit)                 947              712              365
Other                                                        96               99               59
                                                  ==============   ==============   ==============
                                                        $ 7,127          $ 4,872          $ 2,500
                                                  ==============   ==============   ==============


12. LEASES

         The Company leases certain of its facilities and equipment under operating leases. Future minimum payments under noncancellable operating leases with remaining terms of one year or more are $1.4 million in Fiscal 1999, $1.1 million in Fiscal 2000, $.8 million in Fiscal 2001, $.8 million in Fiscal 2002, $.7 million in Fiscal 2003, and $2.5 million thereafter.

         Rent expense was $2 million in Fiscal 1998, $2 million in Fiscal 1997 and $1.8 million in Fiscal 1996.

13. SUPPLEMENTAL CASH FLOW INFORMATION


                                                                            Years Ended
                                                          ------------------------------------------------
                                                          July 26, 1998    July 27, 1997    July 28, 1996
                                                          --------------   --------------   --------------
Cash paid during the year for:
   Interest, including $192 capitalized in 1998
     and $163 capitalized in 1997                              $ 12,104          $ 5,018          $ 6,029
   Income taxes, net of refunds                                   4,532              614            5,611
 Businesses acquired:
   Fair value of assets acquired including                      $ 8,874         $ 23,637         $ 59,090
   goodwill
 Liabilities assumed (including notes payable
   to sellers of $9,250 during Fiscal 1996)
                                                                   594            13,872            1,973
                                                          ==============   ==============   ==============
  Cash paid                                                     $ 6,901         $ 23,043         $ 45,218
                                                          ==============   ==============   ==============


14. RELATED PARTY TRANSACTIONS

         The Company leases a building in Jacksonville, Florida from the majority stockholder of SF Holdings on terms the Company believes are no less favorable than could be obtained from independent third parties and were negotiated on an arm's length basis. Annual payments under the lease are $.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, from January 1, 1998 to July 31, 2006, the majority stockholder may require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation. In Fiscal 1998, the Company decided to close this facility and is currently seeking a sublease tenant. The Company does not expect the outcome of this action to result in a material adverse effect on the Company's financial condition or results of operations. Rent expense, net of sublease income on a portion of the premises subleased through May 1998 to Four M, was $.1 million in each of the fiscal years 1998, 1997 and 1996.

         On March 12, 1998, the Company entered into a license agreement with CEG, whereby CEG was granted the exclusive rights to use certain trademarks and trade names in connection with the manufacture, distribution and sale of disposable party goods products for a period of five years, subject to extension. In connection therewith, the Company will receive an annual royalty equal to 5% of CEG's cash flow, as determined in accordance with a formula specified in such agreement. The Company believes that the terms of such agreement are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. In addition, in accordance with such agreement, the Company, at CEG's request, manufactures and sells to CEG certain party goods products, principally napkins and paper plates. The Company sells such product to CEG on terms no less favorable to the Company than those it could otherwise have obtained from unrelated third parties. In Fiscal 1998, the Company's net sales of such party goods products were approximately $36 million and royalty income from CEG was $.1 million.

         On March 12, 1998, the Company amended certain terms of the $2.6 million Promissory Note dated February 27, 1997, made by CEG in favor of the Company (the "CEG Note"). The 10% annual interest rate on the CEG Note was converted to pay-in-kind, the CEG Note's 2002 maturity was extended for an additional three years and the CEG Note was made subordinate to Senior Debt (as such term is defined therein). In connection with such amendment, the Company was also issued a warrant to purchase, for a nominal amount, 2.5% of CEG's common stock. The Company believes that the terms of such loan and the amendments thereto are no more favorable to CEG than those that CEG could otherwise have obtained from unrelated third parties and such terms were negotiated on an arm's length basis. The loan is included in other assets.

         On March 12, 1998 the Company entered into an agreement with SF Holdings whereby the Company acquired for $7.0 million substantially all of SF Holding's rights under a Management Services Agreement dated August 31, 1993, as amended, and pursuant to which the Company has the right, subject to the direction of the board of directors of Sweetheart, to manage Sweetheart's day-to-day operations. In consideration of the Company's performance of services, the Company will be entitled to receive management fees from Sweetheart of $.7 million, $.9 million and $1.1 million in the first, second and third years, respectively, and $1.6 million per year for the remaining term of the Management Services Agreement. The Company believes that the terms of such agreement are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. The $7 million payment is included in other assets and is being amortized over the term of such agreement. In Fiscal 1998, management fee income, net of amortization on the $7 million asset, was $.1 million.

         On May 15, 1998, the Company purchased a 38.2% ownership interest in Fibre Marketing Group, LLC ("Fibre Marketing"), a waste paper recovery business, from a director of the Company for $.2 million. Four M is also a member of Fibre Marketing. The Company granted Sweetheart the right to acquire 50% of the Company's interest in Fibre Marketing for $.1 million. The Company believes that the terms on which it purchased such interest are at least as favorable as those it could otherwise have obtained from an unrelated third party and were negotiated on an arm's length basis.

         Net sales to CEG were $17 million in Fiscal 1998, $7.8 million in Fiscal 1997 and $1.9 million in Fiscal 1996. Net sales to Fibre Marketing were $4.2 million in Fiscal 1998, $3.6 million in Fiscal 1997 and $4 million in Fiscal 1996. The Company also purchases corrugated containers from Four M, which were $1.1 million in Fiscal 1998, $.9 million in Fiscal 1997 and $.2 million in Fiscal 1996. The Company believes that the terms on which it sold or purchased products from related parties are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis.

15. EMPLOYEE BENEFIT PLANS

         The Company provides certain union and non-union employees with retirement and disability income benefits under defined benefit pension plans. Pension costs are based upon the actuarially determined normal costs plus interest on and amortization of the unfunded liabilities. On December 31, 1996, the benefit accruals were frozen for participants in the non-union pension plans resulting in a $.7 million reduction in the pension liability in Fiscal 1997. The Company's policy has been to fund annually the minimum contributions required by applicable regulations.

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

         The net periodic pension cost for benefits earned in the respective years is computed as follows (in thousands):


                                                            Years Ended
                                           -----------------------------------------------
                                           July 26, 1998      July 27,         July 28,
                                                                1997             1996
                                           --------------   -------------    -------------
Service cost                                      $  285          $  433           $  731
Interest cost                                        444             403              455
Return on plan assets                              (534)           (751)            (313)
Deferred gain                                         93             487                -
                                           ==============   =============    =============
     Net periodic pension cost                    $  288          $  572           $  873
                                           ==============   =============    =============

The funded status of the plans and the amount recognized in the balance sheets is as follows (in thousands):


                                                                        July 26, 1998                   July 27, 1997
                                                                 -----------------------------   -----------------------------
                                                                    Assets       Accumulated        Assets       Accumulated
                                                                    Exceed        Benefits          Exceed         Benefits
                                                                 Accumulated       Exceed         Accumulated       Exceed
                                                                   Benefits        Assets          Benefits         Assets
                                                                 -------------  --------------   --------------  -------------
Accumulated benefit obligation:
   Vested                                                             $ 2,136         $ 4,656          $ 2,004        $ 3,515
   Non-vested                                                               -              57               30             49
                                                                 =============  ==============   ==============  =============
Total                                                                 $ 2,136         $ 4,713          $ 2,034        $ 3,564
                                                                 =============  ==============   ==============  =============
Projected benefit obligation                                          $ 2,136         $ 4,713          $ 2,034        $ 3,564
Plan assets at fair value, primarily
common stocks and government obligations
                                                                        2,371           3,772            2,170          2,846
                                                                 -------------  --------------   --------------  -------------
Projected benefit obligation
  in excess of plan assets                                              (235)             941            (136)            718
Unrecognized net gains and deferrals                                      203              86              136            329
Intangible asset                                                            -            (69)                -              -
                                                                 =============  ==============   ==============  =============
     Accrued pension cost (benefit)                                   $  (32)          $  958            $   -        $ 1,047
                                                                 =============  ==============   ==============  =============

         The actuarial present values of accumulated and projected benefit obligations were determined using discount rates of 7%, except for union plans which used 8% in Fiscal 1997. The expected rate of return on assets was assumed to be 8%.

         The Company provides 401(k) savings and investment plans for the benefit of non-union employees. Employee contributions are matched at the discretion of the Company. On January 1, 1997, the Company adopted a defined contribution benefit plan for all non-union employees for which contributions and costs are based on participant earnings. The costs for these plans were $1.1 million in Fiscal 1998, $.8 million in Fiscal 1997 and $.4 million in Fiscal 1996.

         The Company also participates in multi-employer pension plans for certain of its union employees. Contributions to these plans, at a defined rate per hour worked, amounted to $.6 million in 1998, $.6 million in 1997, and $1.3 million in 1996.

16. COMMITMENTS AND CONTINGENCIES

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

         The Company has commitments to purchase paperboard from three major vendors. The total annual commitment is for the purchase of 49,200 tons of paperboard through April 2001. The price per ton will be based on market rates, less applicable rebates for all of these commitments. In addition, the Company has a commitment through calendar 1999 to purchase 11,000 tons of tissue paper in 1998 and 10,000 tons in 1999, at the lower of a formula based price or market rates.

17. SUBSEQUENT EVENT

         On October 22, 1998, the Board of Directors approved a change in the Company's fiscal year end from a fifty-two or fifty-three week period which ends on the last Sunday in July to the same number of periods which ends on the last Sunday in September. The Company will file a transition report for the period from July 27, 1998 to September 27, 1998 on Form 10-Q.

                                                                     Schedule II

                              THE FONDA GROUP, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


          COLUMN A                COLUMN B                COLUMN C               COLUMN D        COLUMN E
          --------                --------                --------               --------        --------
                                                         Additions
                                                         ---------
                                 Balance at     Charged to     Charged to                        Balance at
                                 beginning       Cost and         Other         Deductions-        end of
                                     of          Expenses        Accts.-          describe         period
         Description               Period        --------       Describe          --------         ------
         -----------               ------                       --------
Year ended July 26, 1998:
Allowance for doubtful
accounts . . . . . . . . . .        $961           388            28(2)            535(1)           $789
                                                                  57(3)            110(4)
Year ended July 27, 1997:
Allowance for doubtful
accounts . . . . . . . . . .        $549           457             --               45(1)            $961

Year ended July 28, 1996:
Allowance for doubtful
accounts . . . . . . . . . .         $401           148           100(2)            100(1)            $549

------------------------------
(1)      Amounts written-off
(2)      Additions related to acquisitions
(3)      Recoveries
(4)      Deduction related to dispositions