Form 10-Q
period 1998-09-27
FONDA GROUP INC
filed 1998-12-07
CIK 1037478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
        (mark one)
            [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                                       OR
            [X] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES  EXCHANGE ACT OF 1934

  For the nine week transition period from July 27, 1998 to September 27, 1998

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


         Common Stock, $.01 par value, as of December 1, 1998:        100 Shares

                              THE FONDA GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


Part I - Financial Information



Item 1. Financial Statements (unaudited):                                   Page

     Balance Sheets as of September 27, 1998 and July 26, 1998 (audited)       3

     Statements of Operations for the nine weeks ended September 27, 1998
        and the thirteen weeks ended October 26, 1997                          4

     Statements of Cash Flows for the nine weeks ended September 27, 1998
        and the thirteen weeks ended October 26, 1997                          5

     Notes to Financial Statements                                             6


Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         7


Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K                                     11

Signatures                                                                    12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                               THE FONDA GROUP, INC.
                                                 BALANCE SHEETS
                                                   (in thousands)


                                                                                 September 27,       July 26,
                                                                                     1998              1998
                                                                                 --------------    -------------
                                                                                 (unaudited)

ASSETS
Current assets:
    Cash                                                                         $       8,262     $     16,361
    Accounts receivable, less allowance for doubtful
      accounts of $804 and $789, respectively                                           31,494           29,385
    Due from affiliates                                                                  1,001            1,584
    Inventories                                                                         37,223           34,803
    Deferred income taxes                                                                5,414            5,469
    Other current assets                                                                 2,243            2,086
                                                                                 --------------    -------------
         Total current assets                                                           85,637           89,688
Property, plant and equipment, net                                                      48,127           48,151
Goodwill, net                                                                           20,532           21,462
Other assets, net                                                                       19,671           19,227
                                                                                 --------------    -------------
TOTAL ASSETS                                                                     $     173,967     $    178,528
                                                                                 ==============    =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                              $       4,753     $      7,077
   Accrued expenses                                                                     22,148           23,863
   Income taxes payable                                                                    632            1,004
   Current maturities of long-term debt                                                    574              595
                                                                                 --------------    -------------
      Total current liabilities                                                         28,107           32,539
Long-term debt                                                                         121,735          121,767
Other liabilities                                                                        1,900            1,896
Deferred income taxes                                                                    5,011            4,771
                                                                                 --------------    -------------
      Total liabilities                                                                156,753          160,973

Stockholder's equity                                                                    17,214           17,555
                                                                                 ==============    =============
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                       $     173,967     $    178,528
                                                                                 ==============    =============


                       See notes to financial statements.

                              THE FONDA GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (in thousands)


                                                                      Nine Weeks           Thirteen Weeks
                                                                         Ended                  Ended
                                                                     September 27,           October 26,
                                                                         1998                   1997
                                                                     -------------          --------------

Net sales                                                            $     42,679            $     70,658
Cost of goods sold                                                         36,126                  57,519
                                                                     -------------          --------------
     Gross profit                                                           6,553                  13,139

Selling, general and administrative expenses                                5,336                   8,413
                                                                     -------------          --------------
     Income from operations                                                 1,217                   4,726
Interest expense (net of interest income
 of $251 and $52)                                                           1,796                   2,936
                                                                     -------------          --------------
     Income (loss) before income taxes                                       (579)                  1,790
Income tax provision (benefit)                                               (238)                    751
                                                                     =============          ==============
     Net income (loss)                                                $      (341)           $      1,039
                                                                     =============          ==============



                       See notes to financial statements.

                              THE FONDA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                          Nine Weeks            Thirteen Weeks
                                                                            Ended                  Ended
                                                                         September 27,           October 26,
                                                                             1998                   1997
                                                                         --------------         --------------
Operating activities:
 Net income (loss)                                                           $ (341)               $ 1,039
Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
   Depreciation and amortization                                              1,039                  1,491
   Provision for doubtful accounts                                               20                     71
   Deferred income taxes                                                        295                    789
   Gain on building and equipment dispositions                                 (201)                  (157)
   Changes in assets and liabilities:
      Accounts receivable                                                    (2,130)                (6,587)
      Due from affiliates                                                       583                    170
      Inventories                                                            (2,420)                (1,937)
      Other current assets                                                      143                  3,238
      Accounts payable and accrued expenses                                  (4,126)                   516
      Income taxes payable                                                     (373)                    37
      Other                                                                     (81)                   (26)
                                                                      --------------         --------------
    Net cash used in operating activities                                    (7,592)                (1,356)
                                                                      --------------         --------------

Investing activities:
 Capital expenditures                                                          (748)                (2,021)
 Proceeds from building and equipment dispositions                              294                    260
                                                                      --------------         --------------
   Net cash used in investing activities                                       (454)                (1,761)
                                                                      --------------         --------------

Financing activities:
 Net increase in revolving credit borrowings                                      -                  8,049
 Repayments of long-term debt                                                   (53)                  (149)
 Redemption of common stock                                                       -                 (8,352)
                                                                      --------------         --------------
   Net cash used in financing activities                                        (53)                  (452)
                                                                      --------------         --------------
Net decrease in cash                                                         (8,099)                (3,569)
Cash, beginning of period                                                    16,361                  5,908
                                                                      --------------         --------------
Cash, end of period                                                         $ 8,262                $ 2,339
                                                                      ==============         ==============

Supplemental cash flow information:
  Cash paid (refunded) during the period for:
   Interest, including $192 capitalized in the
     thirteen week 1997 period                                              $ 5,711                $ 5,959
   Income taxes, net of refunds                                                (165)                   (71)



                       See notes to financial statements.

                              THE FONDA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The information included in the foregoing interim financial statements of The Fonda Group, Inc. (the "Company") are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K. Certain amounts for the prior period have been reclassified to conform with current period presentation.

         On October 22, 1998, the Board of Directors approved a change in the Company's fiscal year end from a fifty-two or fifty-three week period which ends on the last Sunday in July to the same number of periods which ends on the last Sunday in September. The nine week period from July 27, 1998 to September 27, 1998 will be treated as a transition period that will not be part of the fiscal year ended July 26, 1998 or Fiscal 1999 which will end on September 26, 1999.


2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                   September 27,        July 26,
                                      1998               1998
                                   ------------        ----------
Raw materials and supplies         $   16,299          $   15,663
Work-in-process                           422                 194
Finished goods                         20,502              18,946
                                   -----------         ----------
                                   $   37,223         $    34,803
                                   ===========         ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         The following discussion for The Fonda Group, Inc. (the "Company") contains forward-looking statements which involve risks and uncertainties. The Company's actual results or future events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, raw material costs, labor market conditions, the highly competitive nature of the industry, and developments with respect to contingencies.

         In October 1998, the Company changed its fiscal year end to the last Sunday in September. The following discussion compares the nine week transition period ended September 27, 1998 (the "Nine Week Transition Period") to the thirteen week period ended October 26, 1997 (the "1998 First Quarter"). The Company did not recast the data for the nine week period ended September 28, 1997 because certain review procedures and significant judgmental estimates that are implemented on a quarterly basis only, were not implemented for the nine week period ended September 28, 1997. As a result of changes in certain computer systems, the Company believes it would be impractical to implement these review procedures and make the judgmental estimates to recast the prior nine week period.

General
         The Company, a wholly owned subsidiary of SF Holdings Group, Inc. ("SF Holdings"), is a converter and marketer of disposable paper food service products. The prices for raw materials fluctuate. When raw material prices decrease, selling prices have historically decreased. The actual impact on the Company from raw material price changes is affected by a number of factors including the level of inventories at the time of a price change, the specific timing and frequency of price changes, and the lead and lag time that generally accompanies the implementation of both raw materials and subsequent selling price changes. In the event that raw materials prices decrease over a period of several months, the Company may suffer margin erosion on the sale of such inventory.

         The Company's business is moderately seasonal. Sales and income from operations tend to be highest from May through November.

Results of Operations



                                                       Nine Weeks Ended            Thirteen Weeks Ended
                                                         September 27,                 October 26,
                                                            1998                          1997
                                                   --------------------------    --------------------------
                                                      Amount     % of Net Sales     Amount      % of Net Sales
                                                   ------------- --------------  -------------- --------------
                                                                      (Dollars in millions)
Net sales                                                $ 42.7        100.0 %          $ 70.7       100.0 %
Cost of goods sold                                         36.1         84.6              57.5        81.4
                                                   ------------- ------------    -------------- -----------
  Gross profit                                              6.6         15.4              13.1        18.6
Selling, general and
  administrative expenses                                   5.3         12.5               8.4        11.9
                                                   ------------- ------------    -------------- -----------
  Income from operations                                    1.2          2.9               4.7         6.7
Interest expense, net                                       1.8          4.2               2.9         4.2
                                                   ------------- ------------    -------------- -----------
  Income (loss) before taxes                               (0.6)        (1.4)              1.8         2.5
Income taxes provision (benefit)                           (0.2)        (0.6)              0.8         1.1
                                                   ------------- ------------    -------------- -----------
  Net income (loss)                                      $ (0.3)        (0.8)%           $ 1.0         1.5 %
                                                   ============= ============    ============== ===========


Nine Weeks Ended September 27, 1998 Compared to Thirteen Weeks Ended October 26, 1997
         Net sales were $42.7 million in the Nine Week Transition Period and $70.7 million in the 1998 First Quarter. Net sales decreased $3.4 million from $46.1 million for the comparable nine week period ended September 28, 1997, which included $3.0 million of net sales of tissue mill products relating to operations that were sold in March 1998. For the comparable nine week periods, sales volume in the Company's converting operations increased 2.7% in the consumer market and decreased 9.4% in the institutional market. Average selling prices decreased 4.7% in the consumer market and increased 13.3% in the institutional market. The reduction in selling prices in the consumer market primarily reflects lower pricing of certain party goods products sold to Creative Expressions Group ("CEG"), an affiliate of the Company. Under the terms of the License Agreement entered into in March 1998, CEG has the right to sell, market, distribute and manufacture certain party goods previously manufactured and distributed by the Company under various brands. In connection therewith, the Company receives a royalty of 5% of CEG's cash flow as determined in accordance with a formula specified in such agreement. CEG has notified the Company of its intention to focus solely on selling, marketing and distributing and will outsource all of its manufacturing requirements. The Company has historically manufactured party goods products for CEG and it expects to continue to do so in the future. During the Nine Week Transition Period, the reduction in sales revenues of such party goods products sold to CEG exceeded royalty income by approximately $.7 million. In the institutional market, the reduction in sales volume and offsetting increase in selling prices was primarily due to a change in sales mix, whereby the Company emphasized the sale of value added converted tissue products rather than commodity products.

         Gross profit was $6.6 million in the Nine Week Transition Period and $13.1 million in the 1998 First Quarter. As a percentage of net sales, gross profit decreased from 18.6% in the 1998 First Quarter to 15.4% in the Nine Week Transition Period. The Nine Week Transition Period was adversely affected by the gross margin impact resulting from reduced selling prices of consumer products in connection with the License Agreement, which were not sufficiently offset by royalty revenues. The Company believes the reductions in net sales and gross profit in connection with the License Agreement, reflect transition and timing issues which are expected to be recovered in future periods, however, there can be no assurance that such will occur.

         Selling, general and administrative expenses were $5.3 million in the Nine Week Transition Period and $8.4 million in the 1998 First Quarter. As a percentage of net sales, selling, general and administrative expenses increased from 11.9% in the 1998 First Quarter to 12.5% in the Nine Week Transition Period. The sale of the Company's tissue mill operations, for which selling, general and administrative expenses were low relative to net sales, was the primary cause of this increase, and was partially offset by the reduction of selling, marketing and distribution costs in the Nine Week Transition Period due to the License Agreement.

         Income from operations was $1.2 million in the Nine Week Transition Period and $4.7 million in the 1998 First Quarter due to the reasons discussed above. As a percentage of net sales, income from operations decreased from 6.7% in the 1998 First Quarter to 2.9% in the Nine Week Transition Period.

         Interest expense, net of interest income was $1.8 million in the Nine Week Transition Period and $2.9 million in the 1998 First Quarter. Outstanding debt levels and interest rates were comparable in the two periods.

         The effective tax rate was 41% in the Nine Week Transition Period and 42% in the 1998 First Quarter. As a result of the above, the net loss was $.3 million in the Nine Week Transition Period compared to net income of $1.0 million in the 1998 First Quarter.

Liquidity and Capital Resources
         Historically, the Company has relied on cash flows from operations and borrowings to finance its working capital requirements, capital expenditures and acquisitions.

         Net cash used in operating activities in the Nine Week Transition Period was $7.6 million compared to $1.4 million in the 1998 First Quarter. The increase in cash used is primarily due to the $1.4 million reduction in net income and the receipt of $2.9 million from the settlement of a lawsuit in the 1998 First Quarter.

         Capital expenditures in the Nine Week Transition Period were $.7 million primarily for routine capital improvements. The $2 million of capital expenditures in the 1998 First Quarter included $1.4 million related to the installation of the second paper machine at the Company's former tissue mill, which was sold in March 1998.

         The Company has outstanding $120 million of 9 1/2% Series A Senior Subordinated Notes due 2007 (the "Notes") with interest payable semi-annually. Payment of the principal of, and interest on, the Notes is subordinate in right of payment to Senior Debt (as defined therein), which includes the Company's revolving credit facility. The principal amount of the Notes is payable on February 28, 2007. The Company may, at its election, redeem the Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.750% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The Notes provide that upon the occurrence of a Change of Control (as defined therein), the holders thereof will have the option to require the redemption of the Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

         The Company's revolving credit facility, which expires March 31, 2000, provides up to $50 million borrowing capacity, is collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. At September 27, 1998, there was no outstanding balance and $39.3 million was the maximum advance available based upon eligible collateral. At September 27, 1998, borrowings were available at the bank's prime rate (8.50%) plus .25% and at LIBOR (approximately 5.40%) plus 2.25%.

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

         Pursuant to the asset sale covenant under the indenture governing the Notes, resulting from the receipt of proceeds from the sale of the tissue mill, the Company is required to (i) reinvest approximately $10 million of the net proceeds from the sale of the tissue mill in fixed assets within 270 days of such disposition or (ii) offer to repurchase the Notes to the extent that such amount has not been reinvested. As of November 30, 1998, the Company has reinvested or has committed to reinvest amounts in excess of $10 million, primarily in napkin and plate-making equipment.

         During the Nine Week Transition Period, the Company did not incur material costs for compliance with environmental law and regulations.

         The Company believes that cash generated by operations, combined with amounts available under the revolving credit facility, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future.

Year 2000
         Many of the Company's computer systems may be unable to process dates beyond December 31, 1999. This could result in system failures or miscalculations which could have a material adverse effect on the Company's business, financial condition or results of operations. The Company has implemented a Year 2000 compliance program intended to identify the programs and infrastructures that could be effected by Year 2000 issues and to resolve the problems that are identified on a timely basis.

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

         As of December 1, 1998, the Company estimates the total cost of its Year 2000 program at $3.4 million, of which $1.2 million has been spent through September 27, 1998, including $.2 million in the Nine Week Transition Period.
Future expenditures will be funded by cash flows from operations or from borrowings under the Company's credit facility. However, there can be no assurance that the Company will identify all Year 2000 issues in its computer systems in advance of their occurrence or that it will be able to successfully remedy all problems that are discovered. Failure by the Company and/or its significant vendors and customers to complete Year 2000 compliance programs in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems which could cause fluctuations in the Company's revenues and operating profitability.

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

      27.1 *    Financial Data Schedule.
      -----------------

*    filed herein.

(b) A report on Form 8-K was filed on October 30, 1998 under item 8 for the change in the Company's year-end from the last Sunday in July to the last Sunday in September.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: December 4, 1998

                                     THE FONDA GROUP, INC.



                                     By:   /s/ HANS H. HEINSEN
                                           -------------------

                                               Hans H. Heinsen
                                     Senior Vice President, Chief Financial
                                     Officer and Treasurer (Principal Financial
                                     And Accounting Officer)