Form 10-Q
period 1998-12-27
FONDA GROUP INC
filed 1999-02-10
CIK 1037478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
        (mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the thirteen weeks ended December 27, 1998
                                       OR
           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                transition period from __________ to ___________

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
         Common Stock, $.01 par value, as of February 1, 1999:       100  Shares

                              THE FONDA GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


Part I - Financial Information



Item 1. Financial Statements (unaudited):                              Page

  Balance Sheets as of December 27, 1998 and July 26, 1998 (audited)    3

  Statements of Income for the thirteen weeks ended
     December 27, 1998 and January 25, 1998                             4

  Statements of Cash Flows for the thirteen weeks ended
     December 27, 1998 and January 25, 1998                             5

  Notes to Financial Statements                                         6


Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                  7


Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K                              11

Signatures                                                             12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                              THE FONDA GROUP, INC.
                                 BALANCE SHEETS
                                 (in thousands)


                                              December 27,        July 26,
                                                  1998              1998
                                              --------------    -------------
                                              (unaudited)
ASSETS
Current assets:
    Cash                                            $ 1,271         $ 16,361
    Accounts receivable, less
      allowance for doubtful
      accounts of $816 and $789,
      respectively                                   30,112           29,385
    Due from affiliates                               5,762            1,584
    Inventories                                      34,299           34,803
    Deferred income taxes                             5,762            5,469
    Other current assets                              2,809            2,086
                                              --------------    -------------
         Total current assets                        79,991           89,688
Property, plant and equipment, net                   55,346           48,151
Goodwill, net                                        20,238           21,462
Other assets, net                                    19,809           19,227
                                              --------------    -------------
TOTAL ASSETS                                       $175,384         $178,528
                                              ==============    =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                 $ 6,227          $ 7,077
   Accrued expenses                                  21,275           24,867
   Current maturities of long-term debt                 551              595
                                              --------------    -------------
      Total current liabilities                      28,053           32,539
Long-term debt                                      121,608          121,767
Other liabilities                                     2,635            1,896
Deferred income taxes                                 5,382            4,771
                                              --------------    -------------
      Total liabilities                             157,678          160,973

Stockholder's equity                                 17,706           17,555
                                              ==============    =============
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $175,384         $178,528
                                              ==============    =============

                       See notes to financial statements.

   THE FONDA GROUP, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)
                                 (in thousands)


                                                       Thirteen Weeks Ended
                                                 -------------------------------
                                                  December 27,       January 25,
                                                      1998              1998
                                                   ---------          ---------
Net sales                                          $ 68,992           $ 66,016
Cost of goods sold                                   56,887             53,492
                                                   ---------          ---------
     Gross profit                                    12,105             12,524

Selling, general and administrative expenses          8,541              8,776
Other income, net                                       (92)              (309)
                                                   ---------          ---------
     Income from operations                           3,656              4,057
Interest expense (net of interest income
 of $270 and $141)                                    2,822              3,067
                                                   ---------          ---------
     Income before income taxes                         834                990
Income tax provision                                    342                417
                                                   ---------          ---------
     Net income                                     $   492            $   573
                                                   =========          =========

                       See notes to financial statements.

                              THE FONDA GROUP, INC.
                             STATEMENT OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                    Thirteen Weeks Ended
                                                                                    --------------------

                                                                             December 27,          January 25,
                                                                                 1998                  1998
                                                                                 ----                  ----
Operating activities:
  Net income                                                                   $   492              $    573
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Depreciation and amortization                                               1,437                 1,475
     Provision for doubtful accounts                                                46                    37
     Deferred income taxes                                                          23                  (251)
     Gain (loss) on equipment dispositions                                           2                  (308)
     Changes in assets and liabilities:
         Accounts receivable                                                     1,110                 5,851
         Due from affiliates                                                    (4,737)               (1,035)
         Inventories                                                             2,924                 3,910
         Other current assets                                                     (340)                   37
         Accounts payable and accrued expenses                                     839                   499
         Other                                                                    (413)                 (108)
                                                                               -------              --------

     Net cash provided by operating activities                                   1,383                10,680
                                                                               -------              --------


 Investing activities:
  Capital expenditures                                                          (8,232)               (2,387)
  Proceeds from equipment dispositions                                               8                   219
  Payments for business acquisitions                                                --                (6,712)
                                                                               -------              --------

     Net cash used in investing activities                                      (8,224)               (8,880)
                                                                               -------              --------


  Financing activities:
    Net decrease in revolving credit borrowings                                     --                (2,020)
    Repayments of long-term debt                                                  (150)                 (159)
    Redemption of common stock                                                      --                (1,436)
                                                                               -------              --------
     Net cash used in financing activities                                        (150)               (3,615)
                                                                               -------              --------
  Net decrease in cash                                                          (6,991)               (1,815)
  Cash, beginning of period                                                      8,262                 2,339
                                                                               -------              --------

  Cash, end of period                                                          $ 1,271              $    524
                                                                               =======              ========



Supplemental cash flow information:
  Cash paid during the period for:
     Interest                                                                  $   101              $    204
     Income taxes, net of refunds                                              $ 2,255              $    169



                       See notes to financial statements.

                              THE FONDA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The information included in the foregoing interim financial statements of The Fonda Group, Inc. (the "Company") are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 26, 1998 and its transition report on Form 10-Q for the nine week period ended September 27, 1998. Certain amounts for the prior period have been reclassified to conform with current period presentation.

         On October 22, 1998, the Board of Directors approved a change in the Company's fiscal year end from a fifty-two or fifty-three week period which ends on the last Sunday in July to the same weekly periods which end on the last Sunday in September. The nine-week transition period ending September 27, 1998 was not part of the fiscal year ended July 26, 1998 and will not be part of Fiscal 1999, which will end on September 26, 1999. The quarterly comparisons in this report are between the thirteen week periods ended December 27, 1998 and January 25, 1998.


2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                        December 27,  July 26
                                                           1998         1998
                                                           ----         ----

Raw materials and supplies                              $ 17,070      $ 15,663
Work-in-process                                              438           194
Finished goods                                            16,791        18,946
                                                        --------      --------
                                                        $ 34,299      $ 34,803
                                                        ========      ========

3.  RELATED PARTY TRANSACTIONS

         In December 1998, the Company entered into an Exclusive Manufacture and Supply Agreement (the "Manufacture and Supply Agreement") with Creative Expressions Group ("CEG"), an affiliate. Pursuant to such agreement, the Company will manufacture and supply all of CEG's requirements for, among other items, disposable paper plates, cups, napkins and tablecovers. The Company sells such manufactured products to CEG in accordance with a formula based on cost.

         Also in December 1998, the Company purchased certain manufacturing assets from CEG for $4.9 million and in a separate transaction, purchased certain paper plate manufacturing assets from Sweetheart Holdings Inc., an affiliate, for $2.4 million. An independent appraisal was obtained, for each transaction, to determine the fairness of the respective purchase prices. The Company believes the terms on which it purchased such assets from CEG and Sweetheart are at least as favorable as those it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

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

         As a result of the change in the fiscal year-end from the fifty-two or fifty-three week period which ends on the last Sunday in July to the same weekly periods which ends on the last Sunday in September, the quarterly comparisons are between the thirteen week period ended December 27, 1998 (the "1999 First Fiscal Quarter") and the thirteen week period ended January 25, 1998 (the "1998 Second Fiscal Quarter"). The Company's business is moderately seasonal. Sales and income from operations tend to be highest from May through November. As a result, the four week period in January (which is included in the 1999 First Fiscal Quarter) historically has had lower sales compared to the four week period in October (which is included in the 1998 Second Fiscal Quarter).

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

Recent Developments
         In connection with the License Agreement, the Company and Creative Expressions Group ("CEG"), an affiliate, entered into an Exclusive Manufacture and Supply Agreement in December 1998 (the "Manufacture and Supply Agreement"). Pursuant to the Manufacture and Supply Agreement, the Company will manufacture and supply all of CEG's requirements for, among other items, disposable paper plates, cups, napkins and tablecovers. The Company sells such manufactured products to CEG in accordance with a formula based on cost, as defined in such agreement. The Company believes that such agreement will enable it to increase the utilization of its manufacturing capacity. Pursuant to the License Agreement, CEG has the right, among other things, to distribute certain products previously distributed by the Company and in exchange therefor, the Company receives a royalty of 5% of CEG's cash flow as determined in accordance with a formula specified in such agreement.

          Results of Operations

                                                   Thirteen Weeks Ended
                                   --------------------------------------------------------
                                          December 27,               January 25,
                                             1998                       1998
                                 ------------------------------------------------------------
                                    Amount     % of Net Sales     Amount      % of Net Sales
                                 ------------  ------------    -------------  ---------------
                                                    (Dollars in millions)
Net sales                              $ 69.0        100.0 %          $ 66.0       100.0 %
Cost of goods sold                       56.9         82.5              53.5        81.0
                                 ------------- ------------    -------------- -----------
  Gross profit                           12.1         17.5              12.5        19.0
Selling, general and
  administrative expenses                 8.5         12.4               8.8        13.3
Other income, net                        (0.1)        (0.1)             (0.3)       (0.5)
                                 ------------- ------------    -------------- -----------
  Income from operations                  3.7          5.3               4.1         6.1
Interest expense, net                     2.8          4.1               3.1         4.6
                                 ------------- ------------    -------------- -----------
  Income before taxes                     0.8          1.2               1.0         1.5
Income tax provision                      0.3          0.5               0.4         0.6
                                 ============= ============    ============== ===========
  Net income                            $ 0.5          0.7 %           $ 0.6         0.9 %
                                 ============= ============    ============== ===========
                                 ============= ============    ============== ===========




Thirteen Weeks Ended December 27, 1998 Compared to January 25, 1998

         Net sales were $69.0 million in the 1999 First Fiscal Quarter and $66.0 million in the 1998 Second Fiscal Quarter. The 1998 Second Fiscal Quarter included $4.2 million of net sales of tissue mill products relating to operations that were sold in March 1998. Sales volume in the Company's converting operations increased 32.3% in the consumer market and decreased 1.6% in the institutional market. Average selling prices decreased 9.5% in the consumer market and increased 8.8% in the institutional market. The increased volume in the consumer market was primarily due to the effects of seasonality resulting from comparing the 1999 First Fiscal Quarter (which includes the four week period in October 1998) with the 1998 Second Fiscal Quarter (which includes the four week period in January 1998). Sales in the Company's converting operations were $6.3 million higher in the four weeks of October 1998 compared to the four weeks of January 1998. The reduction in selling prices in the consumer market primarily results from lower pricing of certain products sold to CEG. This reduction in selling prices reflects cost savings from the License Agreement as well as savings that the Company expects to realize in future periods upon full implementation of the Manufacture and Supply Agreement. In the institutional market, the increase in selling prices and reduction in sales volume was primarily due to a change in sales mix, whereby the Company emphasized the sale of value added converted tissue products rather than commodity products.

         Gross profit was $12.1 million in the 1999 First Fiscal Quarter and $12.5 million in the 1998 Second Fiscal Quarter. As a percentage of net sales, gross profit decreased from 19.0% in the 1998 Second Fiscal Quarter to 17.5% in the 1999 First Fiscal Quarter. Gross margins in the 1999 First Fiscal Quarter were adversely affected by reduced selling prices of consumer products, described above, and are expected to improve in future periods upon full implementation of the Manufacture and Supply Agreement, however, there can be no assurance that such will occur.

         Selling, general and administrative expenses were $8.5 million in the 1999 First Fiscal Quarter and $8.8 million in the 1998 Second Fiscal Quarter. As a percentage of net sales, selling, general and administrative expenses decreased from 13.3% in the 1998 Second Fiscal Quarter to 12.4% in the 1999 First Fiscal Quarter. The decrease as a percentage of net sales was primarily caused by the reduction of selling, marketing and distribution costs in the 1999 First Fiscal Quarter due to the License Agreement, as well as the closure of an administrative office. Such decrease was partially offset by the sale of the tissue mill operation, for which selling, general and administrative costs were low relative to net sales.

         Income from operations was $3.7 million in the 1999 First Fiscal Quarter and $4.1 million in the 1998 Second Fiscal Quarter due to the reasons discussed above and other income realized in the 1998 Second Fiscal Quarter from the sale of equipment.

         Interest expense, net of interest income was $2.8 million in the 1999 First Fiscal Quarter and $3.1 million in the 1998 Second Fiscal Quarter. The net reduction in interest expense was primarily due to interest on revolving credit borrowings in the 1998 Second Fiscal Quarter and increased interest income in the 1999 First Fiscal Quarter.

         The effective tax rate was 41% in the 1999 First Fiscal Quarter and 42% in the 1998 Second Fiscal Quarter. As a result of the above, net income was $.5 million in the 1999 First Fiscal Quarter compared to $.6 million in the 1998 Second Fiscal Quarter.

Liquidity and Capital Resources

         Historically, the Company has relied on cash flows from operations and borrowings to finance its working capital requirements, capital expenditures and acquisitions.

         Net cash provided by operating activities in the 1999 First Fiscal Quarter was $1.4 million compared to $10.7 million in the 1998 Second Fiscal Quarter. The reduction in cash provided by operations is primarily due to the seasonal reduction in working capital in January 1998, which was included in the 1998 Second Fiscal Quarter, and a buildup in amounts due from affiliates resulting from the implementation of the License Agreement.

         Capital expenditures were $8.2 million, which included $7.3 million to purchase converting equipment and the remaining expenditures were primarily for routine capital improvements. See Note 3 of Notes to Financial Statements.

         The Company has outstanding $120 million of 9 1/2% Series A Senior Subordinated Notes due 2007 (the "Notes") with interest payable semi-annually. Payment of the principal of, and interest on, the Notes is subordinate in right of payment to Senior Debt (as defined therein), which includes the Company's revolving credit facility. The principal amount of the Notes is payable on February 28, 2007. The Company may, at its election, redeem the Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.75% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The Notes provide that upon the occurrence of a Change of Control (as defined therein), the holders thereof will have the option to require the redemption of the Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

         The Company's revolving credit facility, which expires March 31, 2000, provides up to $50 million borrowing capacity, is collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. At December 27, 1998, there was no outstanding balance and $35.5 million was the maximum advance available based upon eligible collateral. At December 27, 1998, borrowings were available at a bank's prime rate plus .25% or at LIBOR plus 2.25%.

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

         The Company has reinvested amounts in excess of $10 million from the sale of the tissue mill, within the required time period, in accordance with the asset sale covenant under the indenture governing the Notes.

         During the thirteen weeks ended December 27, 1998, the Company did not incur material costs for compliance with environmental law and regulations.

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

         The  Company  has  completed  the  assessment  phase,  in  which it has identified potential Year 2000 issues, including those with respect to information technology systems, technology embedded within equipment the Company uses as well as equipment that interfaces with vendors and other third parties. The Company has also completed the upgrade of its hardware and software systems which run most of the Company's data processing and financial reporting software applications and has consolidated certain of its in-house developed computer systems into the upgraded systems. In addition, the Company is working with vendors to ensure that its telephone systems and other embedded technologies are Year 2000 compliant. The telephone system is expected to be Year 2000 compliant by May 1999. EDI trading partners have been contacted, and other key business partners are in the process of being contacted, to ensure that key business transactions will be Year 2000 compliant. Furthermore, in the event the Company is unable to meet certain key operational dates, the Company believes its systems that are already Year 2000 compliant, as well as temporary solutions to systems that are currently in place, and manual procedures would allow the Company to ship product to customers and engage in other critical business functions.

         As of February 1, 1999, the Company estimates the total cost of its Year 2000 program at $3.2 million, of which $2.2 million has been spent through December 27, 1998, including $1.0 million in the 1999 First Fiscal Quarter. Expenditures have been and are expected to be funded by cash flows from operations, available cash, borrowings under the Company's credit facility, or by lease. However, there can be no assurance that the Company will identify all Year 2000 issues in its computer systems in advance of their occurrence or that it will be able to successfully remedy all problems that are discovered. Failure by the Company and/or its significant vendors and customers to complete Year 2000 compliance programs in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems which could cause fluctuations in the Company's revenues and operating profitability.

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

 Exhibit #                           Description of Exhibit
 ---------                           ----------------------

     3.1  Certificate of Incorporation of The Fonda Group, Inc. (the "Company").
     3.2  Amended and Restated By-laws of the Company.
     4.1 Indenture, dated as of February 27, 1997, between the Company and the Bank of New York.
     4.2 Form of 9 1/2% Series A and Series B Senior Subordinated Notes, dated as of February 27, 1997 (incorporated by reference to Exhibit 4.1).
     4.3 Registration Rights Agreement, dated as of February 27, 1997, among the Company, Bear Stearns & Co. Inc. and Dillon, Read & Co. Inc.
     10.1 Second Amended and Restated Revolving Credit and Security Agreement, dated as of February 27, 1997, among the Company, the financial institutions party thereto and IBJ Schroder Bank & Trust Company, as agent.
     10.2 Stock Purchase Agreement, dated as of October 13, 1995, between the Company and Chesapeake Corporation.
     10.3 Asset Purchase Agreement, dated as of October 13, 1995, between the Company and Alfred Bleyer & Co., Inc.
     10.4 Asset Purchase Agreement, dated as of March 22, 1996, among James River Paper Company, Inc., the Company and Newco (the "James River Agreement").
     10.5 First Amendment to the James River Agreement, dated as of May 6, 1996, among James River, the Company and Newco.
     10.6 Indenture of Lease between Dennis Mehiel and the Company dated as of January 1, 1995.
     10.7 Assignment and Assumption Agreement, dated as of March 12, 1998 between the Company and SF Holdings Group, Inc.
     10.8 Tax Sharing Agreement, dated as of March 12, 1998 between SF Holdings Group, Inc. and the Company.
     10.9 License Agreement, dated as of March 12, 1998 between Creative Expressions Group, Inc. ("CEG") and the Company.
   10.10* Exclusive  Manufacture  and Supply  Agreement,  dated as of December
          18, 1998 between the Company and CEG.
  27.1 * Financial Data Schedule.
      -----------------

      *  filed herein.

(b) A report on Form 8-K was filed on October 30, 1998 under item 8 for the change in the Company's fiscal year-end from the last Sunday in July to the last Sunday in September.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     Date:  February 9, 1999

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