Form 10-Q
period 1999-03-28
FONDA GROUP INC
filed 1999-05-12
CIK 1037478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(mark one)
          [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the twenty-six weeks ended March 28, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock, $.01 par value, as of May 1, 1999:           100  Shares

                              THE FONDA GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


Part I - Financial Information

Item  1.   Financial Statements (unaudited):                                Page

     Balance Sheets as of March 28, 1999 and July 26, 1998 (audited)         3

     Statements of Operations for the thirteen and twenty-six weeks ended
        March 28, 1999 and April 26, 1998                                    4

     Statements of Cash Flows for the twenty-six weeks ended
        March 28, 1999 and April 26, 1998                                    5

     Notes to Financial Statements                                           6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8


Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K                                   13

Signatures                                                                  13

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             THE FONDA GROUP, INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                  March 28,         July 26,
                                                                    1999              1998
                                                                --------------    -------------
                                                                (unaudited)
ASSETS
Current assets:
    Cash                                                              $ 3,097         $ 16,361
    Accounts receivable, less allowance for doubtful
      accounts of $618 and $789, respectively                          28,219           29,385
    Due from affiliates                                                 6,804            1,584
    Inventories                                                        38,992           34,803
    Deferred income taxes                                               5,526            5,469
    Other current assets                                                3,294            2,086
                                                                --------------    -------------
         Total current assets                                          85,932           89,688
Property, plant and equipment, net                                     56,044           48,151
Goodwill, net                                                          19,944           21,462
Other assets, net                                                      19,856           19,227
                                                                --------------    -------------
TOTAL ASSETS                                                        $ 181,776        $ 178,528
                                                                ==============    =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                  $ 14,358          $ 7,077
   Accrued expenses                                                    16,955           24,867
   Current maturities of long-term debt                                   552              595
                                                                --------------    -------------
      Total current liabilities                                        31,865           32,539
Long-term debt                                                        125,324          121,767
Other liabilities                                                       2,505            1,896
Deferred income taxes                                                   5,429            4,771
                                                                --------------    -------------
      Total liabilities                                               165,123          160,973

Stockholder's equity                                                   16,653           17,555
                                                                ==============    =============
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $ 181,776        $ 178,528
                                                                ==============    =============


                       See notes to financial statements

                              THE FONDA GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (in thousands)



                                                  Thirteen Weeks Ended               Twenty-six Weeks Ended
                                             -------------------------------     --------------------------------
                                              March 28,         April 26,          March 28,         April 26,
                                                 1999              1998               1999              1998
                                             -------------    --------------     --------------    --------------
Net sales                                        $ 59,135          $ 66,923          $ 128,127         $ 132,939
Cost of goods sold                                 51,047            56,494            107,934           110,000
                                             -------------    --------------     --------------    --------------
     Gross profit                                   8,088            10,429             20,193            22,939
Selling, general and
  administrative expenses                           6,976             8,671             15,517            17,433
Other income, net                                     (82)           (9,099)              (174)           (9,409)
                                             -------------    --------------     --------------    --------------
     Income from operations                         1,194            10,857              4,850            14,915
Interest expense, net                               2,975             3,148              5,797             6,215
                                             -------------    --------------     --------------    --------------
     Income (loss) before income taxes             (1,781)            7,709               (947)            8,700
Income tax provision (benefit)                       (732)            3,238               (390)            3,655
                                             -------------    --------------     --------------    --------------

     Net income (loss)                           $ (1,049)          $ 4,471             $ (557)          $ 5,045
                                             =============    ==============     ==============    ==============

                       See notes to financial statements

                              THE FONDA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                             Twenty-six Weeks Ended
                                                                             ----------------------
                                                                        March 28,              April 26,
                                                                           1999                   1998
                                                                           ----                   ----
Operating activities:
 Net income (loss)                                                           $ (557)               $ 5,045
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
   Depreciation and amortization                                              3,057                  3,075
   Provision for doubtful accounts                                               76                     42
   Deferred income taxes                                                        306                    262
   Gain on business disposition                                                   -                 (9,325)
   (Gain) loss on equipment dispositions                                         14                   (288)
   Changes in assets and liabilities:
      Accounts receivable                                                     2,973                  8,740
      Due from affiliates                                                    (5,803)                (4,883)
      Inventories                                                            (1,769)                 3,610
      Other current assets                                                     (825)                  (353)
      Accounts payable and accrued expenses                                   4,650                  2,231
      Other                                                                  (1,260)                  (458)
                                                                      --------------         --------------
    Net cash provided by operating activities                                   862                  7,698
                                                                      --------------         --------------

Investing activities:
 Capital expenditures                                                        (9,942)                (4,224)
 Proceeds from equipment dispositions                                           348                    314
 Proceeds from business disposition                                               -                 20,843
 Payments for business acquisitions                                               -                 (6,901)
 Payment for Management Services Agreement                                        -                 (7,000)
                                                                      --------------         --------------
   Net cash provided by (used in) investing activities                       (9,594)                 3,032
                                                                      --------------         --------------

Financing activities:
 Net increase (decrease) in revolving credit borrowings                       3,844                 (7,659)
 Repayments of long-term debt                                                  (277)                  (319)
 Redemption of common stock                                                       -                 (1,436)
                                                                      --------------         --------------
   Net cash provided by (used in) financing activities                        3,567                 (9,414)
                                                                      --------------         --------------
Net increase (decrease) in cash                                              (5,165)                 1,316
Cash, beginning of period                                                     8,262                  2,339
                                                                      --------------         --------------
Cash, end of period                                                         $ 3,097                $ 3,655
                                                                      ==============         ==============

Supplemental cash flow information: Cash paid during the period for:
   Interest                                                                 $ 5,969                $ 6,114
   Income taxes, net of refunds                                             $ 2,241                  $ 343

                       See notes to financial statements

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

         As a result of a change in the Company's fiscal year end from a fifty-two or fifty-three week period which ends on the last Sunday in July to the same weekly periods which end on the last Sunday in September, the quarterly comparisons in this report are between the thirteen and twenty-six week periods ended March 28, 1999 and April 26, 1998.

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                             March 28,           July 26,
                                                1999               1998
                                           --------------      -------------
     Raw materials and supplies                 $ 19,315           $ 15,663
     Work-in-process                                 368                194
     Finished goods                               19,309             18,946
                                           ==============      =============
                                                $ 38,992           $ 34,803
                                           ==============      =============


3.  ACCOUNTS PAYABLE

         Net cash overdrafts are reclassified to accounts payable. At March 28, 1999, $5.9 million of such overdrafts were included in accounts payable.

4.  OTHER INCOME, NET

         On March 24, 1998, the Company consummated an agreement to sell substantially all of the fixed assets and certain related working capital of its Natural Dam tissue mill, pursuant to which the Company realized net proceeds of $24.6 million, including a note receivable of $3.8 million, and recorded a pre-tax gain of $9.3 million.


5.  RELATED PARTY TRANSACTIONS

         In December 1998, the Company entered into an Exclusive Manufacture and Supply Agreement (the "Manufacture and Supply Agreement") with Creative Expressions Group ("CEG"), an affiliate. Pursuant to such agreement, the Company manufactures and supplies all of CEG's requirements for, among other items, disposable paper plates, cups, napkins and tablecovers. The Company sells such manufactured products to CEG in accordance with a formula based on cost. Also in December 1998, the Company purchased certain manufacturing assets from CEG for $4.9 million and entered into operating leases whereby the Company leases to CEG certain non-manufacturing assets for annual lease income of $.1 million. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms. The Company believes the terms on which it (i) manufactures and supplies products for CEG, (ii) purchased manufacturing assets from CEG, and (iii) leased non-manufacturing assets to CEG are at least as favorable as those it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         In December 1998, the Company purchased certain paper plate manufacturing assets from Sweetheart Holdings Inc. ("Sweetheart"), an affiliate, for $2.4 million. In February 1999, the Company entered into a five year operating lease with Sweetheart, whereby the Company leases certain paper cup manufacturing assets to Sweetheart with a net book value of $1.3 million for annual lease income of $.2 million. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms. The Company believes the terms on which it purchased manufacturing assets from Sweetheart and leases manufacturing assets to Sweetheart are at least as favorable as those it could have 8 obtained from unrelated third parties and were negotiated on an arm's length basis.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         The following discussion for The Fonda Group, Inc. (the "Company") contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance or achievements of the Company to be materially different from those anticipated in these forward-looking statements. Such risks and uncertainties include, but are not limited to, the highly competitive nature of the industry, raw material costs and fluctuations in demand for the Company's products due in part to general economic and business conditions.

         As a result of the change in the fiscal year-end from the fifty-two or fifty-three week period which ends on the last Sunday in July to the same weekly periods which ends on the last Sunday in September, the quarterly and year-to-date comparisons are between the thirteen and twenty-six week periods ended March 28, 1999 (the "1999 Thirteen Week Period" and the "1999 Twenty-six Week Period") and the same number of week periods ended April 26, 1998 (the "1998 Thirteen Week Period" and the "1998 Twenty-six Week Period"). Sales and income from operations are historically lowest in January and February and tend to be highest from May through November. As a result, the four week period in January (which is included in the 1999 Thirteen Week Period) historically has had lower sales compared to the four week period in April (which is included in the 1998 Thirteen Week Period). In the twenty-six week comparison, the seasonality effect is reduced as sales in the four week period in October (which is included in the 1999 Twenty-six Week Period) historically have not been materially different than those in the four week period in April (which is included in the 1998 Twenty-six Week Period).

         The Company, a wholly owned subsidiary of SF Holdings Group, Inc. ("SF Holdings"), is a converter and marketer of disposable paper food service products. The price of SBS paperboard, one of the Company's primary raw materials, historically fluctuates. These fluctuations are generally passed on to customers through price increases or reductions. However, in the short term, the Company is at risk of margin erosion. The severity of such margin erosion depends on various factors including inventory levels at the time of a price change, the timing and frequency of such price changes, and the lead and lag time that generally accompanies the implementation of both raw materials and subsequent selling price changes.

         The Company's business is moderately seasonal as away from home consumption of disposable products increases in the late spring and summer and party goods sales peak in the fall for holiday seasons. This results in disproportionately higher net income during these peak periods as cost absorption improves resulting from a more profitable sales and production mix.

         In connection with the License Agreement (as described below), the Company and Creative Expressions Group ("CEG"), an affiliate, entered into an Exclusive Manufacture and Supply Agreement in December 1998 (the "Manufacture and Supply Agreement" and together with the License Agreement the "CEG Agreements"). Pursuant to the Manufacture and Supply Agreement, the Company manufactures and supplies all of CEG's requirements for, among other items, disposable paper plates, cups, napkins and tablecovers. The Company sells such manufactured products to CEG in accordance with a formula based on cost, as defined in such agreement. The Company believes that such agreement will enable it to increase the utilization of its manufacturing capacity. Pursuant to the License Agreement, CEG has the right, among other things, to distribute certain products previously distributed by the Company and in exchange therefor, the Company receives a royalty of 5% of CEG's cash flow as determined in accordance with a formula specified in such agreement.

Recent Developments
         The Company is engaged in an extensive program to improve manufacturing efficiencies and upgrade production capabilities, which includes, among other things, the full implementation of the Manufacture and Supply Agreement and further consolidation of its manufacturing operations (the "Efficiency Initiatives"). This program has and will continue to result in incremental expenses arising from start-up, training and other related expenses. In connection with the Efficiency Initiatives, (i) in December 1998, the Company purchased certain paper plate manufacturing assets from Sweetheart Holdings Inc. ("Sweetheart"), an affiliate, for $2.4 million and (ii) in February 1999, the Company entered into a five year operating lease whereby the Company leases certain paper cup manufacturing assets to Sweetheart.


Results of Operations

                                         Thirteen Weeks Ended                   Twenty-six Weeks Ended
                                         --------------------                   ----------------------
                                March 28, 1999      April 26, 1998      March 28, 1999      April 26, 1998
                                --------------      --------------      --------------      --------------
                                          % of               % of                 % of                % of
                                           Net                Net                  Net                 Net
                              Amount      Sales    Amount    Sales     Amount     Sales    Amount     Sales
                              ------      -----    ------    -----     ------     -----    ------     -----
Net Sales                     $ 59.1     100.0 %   $ 66.9    100.0 %   $ 128.1   100.0 %   $ 132.9   100.0 %
Cost of goods sold              51.0      86.3       56.5     84.4       107.9    84.2       110.0    82.7
                              -------    -------   -------   -------   --------  -------   --------  -------
Gross profit                     8.1      13.7       10.4     15.6        20.2    15.8        22.9    17.3
Selling, general and
 administrative expenses         7.0      11.8        8.7     13.0        15.5    12.1        17.4    13.1
Other income, net               (0.1)     (0.1)      (9.1)   (13.6)       (0.2)   (0.1)       (9.4)   (7.1)
                              -------    -------   -------   -------   --------  -------   --------  -------
Income (loss) from operations    1.2       2.0       10.9     16.2         4.9     3.8        14.9    11.2
Interest expense, net            3.0       5.0        3.1      4.7         5.8     4.5         6.2     4.7
                              -------    -------   -------   -------   --------  -------   --------  -------
Income (loss) before taxes      (1.8)     (3.0)       7.7     11.5        (0.9)   (0.7)        8.7     6.5
Income tax expense (benefit)    (0.7)     (1.2)       3.2      4.8        (0.4)   (0.3)        3.7     2.7
                              =======    =======   =======   =======   ========  =======   ========  =======
Net income (loss)             $ (1.0)     (1.8)%   $  4.5      6.7 %   $  (0.6)   (0.4) %  $   5.0     3.8 %


Thirteen Weeks Ended March 28, 1999 Compared to Thirteen Weeks Ended April 26, 1998

         Net sales were $59.1 million in the 1999 Thirteen Week Period and $66.9 million in the 1998 Thirteen Week Period. The 1998 Thirteen Week Period included $4.3 million of net sales of tissue mill products relating to operations that were sold in March 1998. Excluding such tissue mill sales, net sales decreased $3.7 million due to the effects of seasonality on the quarterly comparison, partially offset by increased sales resulting from the CEG Agreements. Sales volume in the Company's converting operations increased 17.3% in the consumer market and decreased 1.5% in the institutional market. Average selling prices decreased 18.9% in the consumer market and increased 6.0% in the institutional market. The increased volume in the consumer market was due to the increase in tissue products sold to CEG in accordance with the CEG Agreements. Such increase more than offset the reduction in volume due to the effects of seasonality resulting from comparing the 1999 Thirteen Week Period (which includes the four week period in January 1999) with the 1998 Thirteen Week Period (which includes the four week period in April 1998). The reduction in selling prices in the consumer market reflects cost savings from the License Agreement as well as savings that the Company is beginning to realize and expects to realize more fully in future periods upon full implementation of the Manufacture and Supply Agreement. In the institutional market, the increase in selling prices and reduction in sales volume were primarily due to a change in sales mix, whereby the Company emphasized the sale of value added converted tissue products rather than commodity products.

         Gross profit was $8.1 million in the 1999 Thirteen Week Period and $10.4 million in the 1998 Thirteen Week Period. As a percentage of net sales, gross profit decreased from 15.6% in the 1998 Thirteen Week Period to 13.7% in the 1999 Thirteen Week Period. Gross margins in the 1999 Thirteen Week Period were adversely affected by reduced selling prices of consumer products, described above, as well as excess costs incurred in implementing the Efficiency Initiatives. Gross margins are expected to improve in future periods upon full implementation of the Efficiency Initiatives, however, there can be no assurance that such will occur.

         Selling, general and administrative expenses were $7.0 million in the 1999 Thirteen Week Period and $8.7 million in the 1998 Thirteen Week Period. As a percentage of net sales, selling, general and administrative expenses decreased from 13.0% in the 1998 Thirteen Week Period to 11.8% in the 1999 Thirteen Week Period. The decrease as a percentage of net sales was primarily caused by the reduction of selling, marketing and distribution costs in the 1999 Thirteen Week Period due to the License Agreement, as well as the closure of an administrative office. Such decrease was partially offset by the sale of the tissue mill operations, for which selling, general and administrative costs were low relative to net sales.

         Other income, net in the 1998 Thirteen Week Period includes a $9.3 million pre-tax gain on the March 1998 sale of the Company's tissue mill operations. The gain was partially offset by closure cost accruals relating to the decision to close the Jacksonville converting facility.

         Income from operations was $1.2 million in the 1999 Thirteen Week Period and $10.9 million in the 1998 Thirteen Week Period due to the reasons discussed.

         Interest expense, net of interest income was $3.0 million in the 1999 Thirteen Week Period and $3.1 million in the 1998 Thirteen Week Period.

         The effective tax rate was 41% in the 1999 Thirteen Week Period and 42% in the 1998 Thirteen Week Period. As a result of the above, the net loss was $1.0 million in the 1999 Thirteen Week Period compared to net income of $4.5 million in the 1998 Thirteen Week Period.

Twenty-Six Weeks Ended March 28, 1999 Compared to Twenty-Six Weeks Ended April 26, 1998

         Net sales were $128.1 million in the 1999 Twenty-six Week Period and $132.9 million in the 1998 Twenty-six Week Period. The 1998 Twenty-six Week Period included $8.6 million of net sales of tissue mill products relating to operations that were sold in March 1998. Excluding such tissue mill sales, net sales increased $3.8 million due primarily to the effects of the CEG Agreements and, to a lesser extent, the effects of seasonality on the twenty-six week comparison. Sales volume in the Company's converting operations increased 24.5% in the consumer market and decreased 1.5% in the institutional market. Average selling prices decreased 16.5% in the consumer market and increased 5.6% in the institutional market. The increased volume in the consumer market was due to the increase in tissue products sold to CEG in accordance with the CEG Agreements and, to a lesser extent, the effects of seasonality resulting from comparing the 1999 Twenty-six Week Period (which includes the four week period in October
1998) with the 1998 Twenty-six Week Period (which includes the four week period in April 1998). The reduction in selling prices in the consumer market reflects cost savings from the License Agreement as well as savings that the Company is beginning to realize and expects to realize more fully in future periods upon full implementation of the Manufacture and Supply Agreement. In the institutional market, the increase in selling prices and reduction in sales volume were primarily due to a change in sales mix, whereby the Company emphasized the sale of value added converted tissue products rather than commodity products.

         Gross profit was $20.2 million in the 1999 Twenty-six Week Period and $22.9 million in the 1998 Twenty-six Week Period. As a percentage of net sales, gross profit decreased from 17.3% in the 1998 Twenty-six Week Period to 15.8% in the 1999 Twenty-six Week Period. Gross margins in the 1999 Twenty-six Week Period were adversely affected by reduced selling prices of consumer products, described above, as well as excess costs incurred in implementing the Efficiency Initiatives. Gross margins are expected to improve in future periods upon full implementation of the Efficiency Initiatives, however, there can be no assurance that such will occur.

         Selling, general and administrative expenses were $15.5 million in the 1999 Twenty-six Week Period and $17.4 million in the 1998 Twenty-six Week Period. As a percentage of net sales, selling, general and administrative expenses decreased from 13.1% in the 1998 Twenty-six Week Period to 12.1% in the 1999 Twenty-six Week Period. The decrease as a percentage of net sales was primarily caused by the reduction of selling, marketing and distribution costs due to the License Agreement, as well as the closure of an administrative office. Such decrease was partially offset by the sale of the tissue mill operation, for which selling, general and administrative costs were low relative to net sales.

         Other income, net in the 1998 Twenty-six Week Period includes a $9.3 million pre-tax gain on the March 1998 sale of the Company's tissue mill operations. The gain was partially offset by closure cost accruals relating to the decision to close the Jacksonville converting facility.

         Income from operations was $4.9 million in the 1999 Twenty-six Week Period and $14.9 million in the 1998 Twenty-six Week Period due to the reasons discussed.

         Interest expense, net of interest income was $5.8 million in the 1999 Twenty-six Week Period and $6.2 million in the 1998 Twenty-six Week Period. The net reduction in interest expense was primarily due to higher interest on revolving credit borrowings in the 1998 Twenty-six Week Period and increased interest income in the 1999 Twenty-six Week Period.

         The effective tax rate was 41% in the 1999 Twenty-six Week Period and 42% in the 1998 Twenty-six Week Period. As a result of the above, the net loss was $.6 million in the 1999 Twenty-six Week Period compared to net income of $5.0 million in the 1998 Twenty-six Week Period.

Liquidity and Capital Resources
         Historically, the Company has relied on cash flows from operations and borrowings to finance its working capital requirements, capital expenditures and acquisitions.

         Net cash provided by operating activities in the 1999 Twenty-six Week Period was $.9 million compared to $7.7 million in the 1998 Twenty-six Week Period. The reduction in cash provided by operations is primarily due to the build-up in amounts due from affiliates resulting from the implementation of the CEG Agreements. In March 1999, CEG's second largest customer, representing over 10% of CEG's net sales during its 1998 fiscal year, filed a Chapter 11 bankruptcy petition. As a result, and for other reasons, Fonda intends to reevaluate the adequacy of its affiliate reserves.

         Capital expenditures were $9.9 million, which included $8.7 million for converting equipment and the remaining expenditures were primarily for routine capital improvements. See Note 5 of Notes to Financial Statements.

         The Company's revolving credit facility, as amended, provides up to $50 million borrowing capacity, is collateralized by accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. The maturity date of such facility has been extended to September 1, 2001. At March 28, 1999, there was $3.8 million outstanding and $33.2 million was the maximum advance available based upon eligible collateral. At March 28, 1999, borrowings were available at a bank's prime rate plus .25% or at LIBOR plus 2.25%.

         The Company has reinvested amounts in excess of $10 million from the sale of the tissue mill, within the required time period, in accordance with the asset sale covenant under the indenture governing the Notes.

         During the twenty-six weeks ended March 28, 1999, the Company did not incur material costs for compliance with environmental law and regulations.

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

         The  Company  has  completed  the  assessment  phase,  in  which it has identified potential Year 2000 issues, including those with respect to information technology systems, technology embedded within equipment the Company uses as well as equipment that interfaces with vendors and other third parties. The Company has also completed the upgrade of its hardware and software systems which run most of its data processing and financial reporting software applications and has consolidated certain of its in-house developed computer systems into the upgraded systems. In addition, the Company has upgraded its telephone, data communication and network systems to ensure that they are Year 2000 compliant. Embedded logic in manufacturing equipment is all being tested and upgraded. Contingency plans are being developed for equipment that cannot be upgraded. The embedded logic project is expected to be completed by October 1999. EDI trading partners and other key business partners have been contacted to ensure that key business transactions will be Year 2000 compliant. Contingency plans are being developed to work with trading partners or to replace suppliers who cannot meet our compliance deadlines. Furthermore, in the event the Company is unable to meet certain key operational dates, the Company believes its systems that are already Year 2000 compliant, as well as temporary solutions to systems that are currently in place, and manual procedures would allow the Company to ship product to customers and engage in other critical business functions.

         As of May 1, 1999, the Company estimates the total cost of its Year 2000 program at $3.2 million, of which $2.6 million has been spent through March 28, 1999, including $1.4 million in the 1999 Twenty-six Week Period. Expenditures have been and are expected to be funded by cash flows from operations, available cash, borrowings under the Company's credit facility, or by lease. However, there can be no assurance that the Company will identify all Year 2000 issues in its computer systems in advance of their occurrence or that it will be able to successfully remedy all problems that are discovered. Failure by the Company and/or its significant vendors and customers to complete Year 2000 compliance programs in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems which could cause fluctuations in the Company's revenues and operating profitability.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

          27.1 Financial Data Schedule.


(b)       No reports on Form 8-K were filed in the  thirteen  weeks  ended March
          28, 1999.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  May 12, 1999

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