Form 10-Q
period 1999-06-27
FONDA GROUP INC
filed 1999-08-11
CIK 1037478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(mark one)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the thirty-nine weeks ended June 27, 1999
                                       OR
        [   ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         Common Stock, $.01 par value, as of August 1, 1999:          100 shares

                              THE FONDA GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

Part I - Financial Information

Item 1. Financial Statements (unaudited):                                   Page

         Balance Sheets as of June 27, 1999 and
         July 26, 1998 (audited)                                              3

         Statements of Operations for the thirteen and
         thirty-nine  weeks ended June 27, 1999 and July 26, 1998             4

         Statements of Cash Flows for the thirty-nine
         weeks ended June 27, 1999 and July 26, 1998                          5

         Notes to Financial Statements                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    12

Signatures                                                                   12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              THE FONDA GROUP, INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                       June 26,          July 26,
                                                                         1999              1998
                                                                         ----              ----
                                                                     (unaudited)
ASSETS
Current assets:
    Cash                                                              $     392         $  16,361
    Accounts receivable, less allowance for doubtful
      accounts of $643 and $789, respectively                            30,854            29,385
    Due from affiliates                                                   9,142             1,584
    Inventories                                                          38,455            34,803
    Deferred income taxes                                                 4,375             5,469
    Other current assets                                                  3,812             2,086
                                                                     ----------        ----------
         Total current assets                                            87,030            89,688
Property, plant and equipment, net                                       56,086            48,151
Goodwill, net                                                            19,651            21,462
Other assets, net                                                        19,620            19,227
                                                                     ----------        ----------
TOTAL ASSETS                                                         $  182,387        $  178,528
                                                                     ==========        ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                  $   10,625        $    7,077
   Accrued expenses                                                      17,449            24,867
   Current maturities of long-term debt                                     551               595
                                                                     ----------        ----------
      Total current liabilities                                          28,625            32,539
Long-term debt                                                          129,290           121,767
Other liabilities                                                         2,355             1,896
Deferred income taxes                                                     5,621             4,771
                                                                     ----------        ----------
      Total liabilities                                                 165,891           160,973

Stockholder's equity                                                     16,496            17,555
                                                                     ==========        ==========
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $  182,387        $  178,528
                                                                     ==========        ==========

                       See notes to financial statements.

                              THE FONDA GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (in thousands)


                                                 Thirteen Weeks Ended                Thirty-nine Weeks Ended
                                            --------------------------------     --------------------------------
                                              June 27,          July 26,           June 27,          July 26,
                                                 1999              1998               1999              1998
                                            --------------    --------------     --------------    --------------
Net sales                                        $ 68,242          $ 67,887          $ 196,369         $ 200,826
Cost of goods sold                                 59,000            54,989            166,934           164,989
                                            --------------    --------------     --------------    --------------
     Gross profit                                   9,242            12,898             29,435            35,837
Selling, general and
  administrative expenses                           6,961             8,447             22,478            25,880
Other income, net                                    (524)           (5,299)              (698)          (14,707)
                                            --------------    --------------     --------------    --------------
     Income from operations                         2,805             9,750              7,655            24,664
Interest expense, net                               3,079             2,855              8,876             9,070
                                            --------------    --------------     --------------    --------------
     Income (loss) before income taxes               (274)            6,895             (1,221)           15,594
Income tax provision (benefit)                       (113)            2,722               (503)            6,376
                                            --------------    --------------     --------------    --------------
     Net income (loss)                             $ (161)          $ 4,173             $ (718)          $ 9,218
                                            ==============    ==============     ==============    ==============

                       See notes to financial statements.

                              THE FONDA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                             Thirty-nine Weeks Ended
                                                                      -----------------------------------
                                                                          June 27,            July 26,
                                                                            1999                1998
                                                                      --------------       --------------
Operating activities:
 Net income (loss)                                                         $ (718)             $ 9,218
Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
   Depreciation and amortization                                            4,864                4,665
   Provision for doubtful accounts                                            106                  317
   Deferred income taxes                                                    1,343                 (850)
   Net gain on business and equipment dispositions
     and settlement of long-term contract                                     (91)             (16,175)
   Changes in assets and liabilities:
      Accounts receivable                                                     308                1,829
      Due from affiliates                                                  (8,141)               3,416
      Inventories                                                          (1,236)               7,108
      Other current assets                                                 (1,455)              (1,260)
      Accounts payable and accrued expenses                                 1,411                  841
      Other                                                                  (651)                (740)
                                                                      ------------         -----------
    Net cash provided by (used in) operating activities                    (4,260)               8,369
                                                                      ------------         -----------
Investing activities:
 Capital expenditures                                                     (11,524)             (5,018)
 Proceeds from equipment dispositions                                         382                 795
 Proceeds from business disposition                                             -              33,738
 Payments for business acquisitions                                             -              (6,901)
 Payment for Management Services Agreement                                      -              (7,000)
                                                                      ------------         -----------
   Net cash provided by (used in) investing activities                    (11,142)             15,614
                                                                      ------------         -----------
Financing activities:
 Net increase (decrease) in revolving credit borrowings                     7,938              (8,049)
 Repayments of long-term debt                                                (406)               (476)
 Redemption of common stock                                                     -              (1,436)
                                                                      ------------         -----------
   Net cash provided by (used in) financing activities                      7,532              (9,961)
                                                                      ------------         -----------
Net increase (decrease) in cash                                            (7,870)             14,022
Cash, beginning of period                                                   8,262               2,339
                                                                      ============         ===========
Cash, end of period                                                         $ 392            $ 16,361
                                                                      ============         ===========
Supplemental cash flow information: Cash paid during the period for:
   Interest                                                               $ 6,183              $ 6,145
   Income taxes, net of refunds                                           $ 1,632              $ 4,603

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

         As a result of a change in the Company's fiscal year end from a fifty-two or fifty-three week period which ends on the last Sunday in July to the same weekly periods which end on the last Sunday in September, the quarterly comparisons in this report are between the thirteen and thirty-nine week periods ended June 27, 1999 and July 26, 1998.

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                June 27,           July 26,
                                                   1999               1998
                                                -------           ---------
     Raw materials and supplies                $ 20,413           $ 15,663
     Work-in-process                                289                194
     Finished goods                              17,753             18,946
                                               ========           ========
                                               $ 38,455           $ 34,803
                                               ========           ========

3.  ACCOUNTS PAYABLE

         Net cash overdrafts are reclassified to accounts payable. At June 27, 1999, $2.6 million of such overdrafts were included in accounts payable.

4.  OTHER INCOME, NET

         On March 24, 1998, the Company consummated an agreement to sell substantially all of the fixed assets and certain related working capital of its Natural Dam tissue mill. In addition, on July 1, 1998, the Company consummated an agreement with the owner of the co-generation facility at the mill whereby the owner of such facility terminated its obligation to supply steam to the mill and to make certain land lease payments. As a result of these transactions, the Company realized net proceeds of $37.5 million, including a $3.7 million note, and recorded a gain of $15.9 million, which was included in other income, net.

5.  RELATED PARTY TRANSACTIONS

         In December 1998, the Company entered into an Exclusive Manufacture and Supply Agreement (the "Manufacture and Supply Agreement") with Creative Expressions Group ("CEG"), an affiliate. Pursuant to such agreement, the Company manufactures and supplies all of CEG's requirements for, among other items, disposable paper plates, cups, napkins and tablecovers. The Company sells such manufactured products to CEG in accordance with a formula based on cost. Net sales to CEG during the thirty-nine weeks ended June 27, 1999 were $25.7 million. Also in December 1998, the Company purchased certain manufacturing assets from CEG for $4.9 million and entered into operating leases whereby the Company leases to CEG certain non-manufacturing assets for annual lease income of $.1 million. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms. The Company believes the terms on which it (i) manufactures and supplies products for CEG,

(ii) purchased manufacturing assets from CEG, and (iii) leased non-manufacturing assets to CEG are at least as favorable as those it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         In December 1998, the Company purchased certain paper plate manufacturing assets from Sweetheart Holdings Inc. ("Sweetheart"), an affiliate, for $2.4 million. In February 1999, the Company entered into a five year operating lease with Sweetheart, whereby the Company leases certain paper cup manufacturing assets to Sweetheart with a net book value of $1.3 million for annual lease income of $.2 million. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms. During the thirty-nine weeks ended June 27, 1999, the Company purchased $4.0 million of paper cups from Sweetheart and sold $1.4 million of paper plates to Sweetheart. The Company believes the terms on which it (i) sold product to, or purchased product from, Sweetheart, (ii) purchased manufacturing assets from Sweetheart, and (iii) leases manufacturing assets to Sweetheart are at least as favorable as those it could have obtained from unrelated third parties and were negotiated on an arm's length basis.


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

         As a result of the change in the fiscal year-end from the fifty-two or fifty-three week period which ends on the last Sunday in July to the same weekly periods which ends on the last Sunday in September, the quarterly and year-to-date comparisons are between the thirteen and thirty-nine week periods ended June 27, 1999 (the "1999 Thirteen Week Period" and the "1999 Thirty-nine Week Period") and the same number of week periods ended July 26, 1998 (the "1998 Thirteen Week Period" and the "1998 Thirty-nine Week Period. In the thirty-nine week comparison, sales in the four week period in October (which is included in the 1999 Thirty-nine Week Period) would expect to be higher, primarily in seasonal and party goods products, than such sales in the four week period in July (which is included in the 1998 Thirty-nine Week Period). In the thirteen week comparison, the seasonality effect is reduced as sales in the four week period in April (which is included in the 1999 Thirteen Week Period) historically have not been materially different than those in the four week period in July (which is included in the 1998 Thirteen Week Period).

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

         The Company's business is moderately seasonal as away from home consumption of disposable products increases in the late spring and summer and party goods sales peek in the fall for holiday seasons. This results in disproportional higher net income during these peek periods as cost absorption improves resulting from a more profitable sales and production mix.

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

Recent Developments

         The Company is engaged in an extensive program to improve manufacturing efficiencies and upgrade production capabilities, which includes, among other things, the full implementation of the Manufacture and Supply Agreement and further consolidation of its manufacturing operations (the "Efficiency Initiatives"). This program has and will continue to result in incremental expenses arising from start-up, training and other related expenses and is expected to be substantially complete by the end of the fiscal year. In connection with the Efficiency Initiatives, (i) in December 1998, the Company purchased certain paper plate manufacturing assets from Sweetheart Holdings Inc. ("Sweetheart"), an affiliate, for $2.4 million and (ii) in February 1999, the Company entered into a five year operating lease whereby the Company leases certain paper cup manufacturing assets to Sweetheart.

          Results of Operations

                                         Thirteen Weeks Ended                         Thirty-nine Weeks Ended
                              --------------------------------------------  ------------------------------------------
                                June 27, 1999          July 26, 1998          June 27, 1999          July 26, 1998
                              -------------------   --------------------    -------------------   --------------------
                                           % of                  % of                   % of                   % of
                                           Net                    Net                    Net                    Net
                                Amount    Sales       Amount     Sales       Amount     Sales       Amount     Sales
                              ----------- -------   ----------- --------    ---------- --------   ----------- --------
                                                                (Dollars in millions)
Net sales                         $ 68.2   100.0 %      $ 67.9    100.0 %     $ 196.4    100.0 %     $ 200.8    100.0%
Cost of goods sold                  59.0    86.5          55.0     81.0         166.9     85.0         165.0     82.2
                              ----------- -------   ----------- --------    ---------- --------   ----------- --------
Gross profit                         9.2    13.5          12.9     19.0          29.4     15.0          35.8     17.8
Selling, general and
  administrative expenses            7.0    10.2           8.4     12.4          22.5     11.4          25.9     12.9
Other income, net                   (0.5)   (0.8)         (5.3)    (7.8)         (0.7)    (0.4)        (14.7)    (7.3)
                                          -------               --------
                              ----------- -------   ----------- --------    ---------- --------   ----------- --------
Income from operations               2.8     4.1           9.8     14.4           7.7      3.9          24.7     12.3
Interest expense, net                3.1     4.5           2.9      4.2           8.9      4.5           9.1      4.5
                              ----------- -------   ----------- --------    ---------- --------   ----------- --------
Income (loss) before taxes          (0.3)   (0.4)          6.9     10.2          (1.2)    (0.6)         15.6      7.8
Income tax provision (benefit)      (0.1)   (0.2)          2.7      4.0          (0.5)    (0.3)          6.4      3.2
                              ----------- -------   ----------- --------    ---------- --------   ----------- --------

Net income (loss)                 $ (0.2)   (0.2)%       $ 4.2      6.1 %      $ (0.7)    (0.4)%       $ 9.2      4.6%
                              =========== =======   =========== ========    ========== ========   =========== ========

Thirteen  Weeks  Ended June 27, 1999  Compared to Thirteen  Weeks Ended July 26,
1998

         Net sales were $68.2 million in the 1999 Thirteen Week Period and $67.9 million in the 1998 Thirteen Week Period. Net sales of party goods products decreased 3.0%, primarily due to the CEG Agreements. Such agreements resulted in a significant increase in volume which was more than offset by a significant reduction in selling prices. The lower selling prices reflect cost savings from the License Agreement as well as savings that the Company is beginning to realize and expects to realize more fully in future periods upon full implementation of the Manufacture and Supply Agreement. Excluding such party goods products, net sales in the consumer market decreased 3.1%, resulting from an increase in sales volume of 5.2%, which was more than offset by a 7.9% decrease in average selling prices. Selling prices in this market were adversely affected by reductions in raw material costs that were passed through to customers as well as more competitive market conditions. In the institutional market, net sales increased 3.2%, resulting from an increase in sales volume of 8.1%, which was partially offset by a 4.5% decrease in average selling prices. The increased sales volume in the institutional market was primarily due to an increase in sales of value added converted tissue products and certain commodity paperboard products. The reduction in selling prices was due to the same conditions experienced in the consumer market.

         Gross profit was $9.2 million in the 1999 Thirteen Week Period and $12.9 million in the 1998 Thirteen Week Period. As a percentage of net sales, gross profit decreased from 19.0% in the 1998 Thirteen Week Period to 13.5% in the 1999 Thirteen Week Period. Gross margins in the 1999 Thirteen Week Period were adversely affected by reduced selling prices of party goods products sold to CEG, described above, margin erosion in commodity paperboard products, as well as excess costs incurred in implementing the Efficiency Initiatives. Gross margins are expected to improve in future periods upon full implementation of the Efficiency Initiatives, and as a result of recent price increases in various product lines, however, there can be no assurance that such improvements will occur.

         Selling, general and administrative expenses were $7.0 million in the 1999 Thirteen Week Period and $8.4 million in the 1998 Thirteen Week Period. As a percentage of net sales, selling, general and administrative expenses decreased from 12.4% in the 1998 Thirteen Week Period to 10.2% in the 1999 Thirteen Week Period. The decrease as a percentage of net sales was primarily caused by the reduction of selling, marketing and distribution costs in the 1999 Thirteen Week Period due to the License Agreement, as well as the closure of an administrative office

         Other income, net in the 1998 Thirteen Week Period includes a $6.6 million pre-tax gain primarily due to the July 1998 settlement of a steam contract related to the Company's tissue mill operations. The 1998 gain was partially offset by closure cost accruals relating to the closure of an administrative office.

         Income from operations was $2.8 million in the 1999 Thirteen Week Period and $9.8 million in the 1998 Thirteen Week Period primarily due to the reasons discussed.

         Interest expense, net of interest income was $3.1 million in the 1999 Thirteen Week Period and $2.9 million in the 1998 Thirteen Week Period due to an increase in outstanding debt in the 1999 period.

         As a result of the above, the net loss was $.2 million in the 1999 Thirteen Week Period compared to net income of $4.2 million in the 1998 Thirteen Week Period.

Thirty-nine Weeks Ended June 27, 1999 Compared to Thirty-nine Weeks Ended July 26, 1998

         Net sales were $196.4 million in the 1999 Thirty-nine Week Period and $200.8 million in the 1998 Thirty-nine Week Period. The 1998 Thirty-nine Week Period included $8.4 million of net sales of tissue mill products relating to operations that were sold in March 1998. Excluding such tissue mill sales, net sales in the converting operations increased $4.0 million due primarily to the effects of seasonality on the thirty-nine week comparison. Net sales of party goods products increased 5.4% primarily due to the CEG Agreements. Such agreements resulted in a significant increase in volume which was offset by a significant reduction in selling prices. The lower selling prices reflect cost savings from the License Agreement as well as savings that the Company is beginning to realize and expects to realize more fully in future periods upon full implementation of the Manufacture and Supply Agreement. Excluding such party goods products, net sales in the consumer market decreased .8%, resulting from an increase in sales volume of 6.2%, which was more than offset by a 6.6% decrease in average selling prices. Selling prices in this market were adversely affected by reductions in raw material costs that were passed through to customers as well as more competitive market conditions. In the institutional market, net sales increased 3.4%, resulting from an increase in sales volume of 5.7%, which was partially offset by a 2.1% decrease in average selling prices. The increased sales volume in the institutional market was primarily due to an increase in sales of value added converted tissue products and certain commodity paperboard products. The reduction in selling prices was due to the same conditions experienced in the consumer market.

         Gross profit was $29.4 million in the 1999 Thirty-nine Week Period and $35.9 million in the 1998 Thirty-nine Week Period, including $1.2 million from the Company's tissue mill operations. As a percentage of net sales, gross profit decreased from 17.9% in the 1998 Thirty-nine Week Period to 15.0% in the 1999 Thirty-nine Week Period. Gross margins in the 1999 Thirty-nine Week Period were adversely affected by reduced selling prices of consumer products, described above, margin erosion in commodity paperboard products, as well as excess costs incurred in implementing the Efficiency Initiatives. Gross margins are expected to improve in future periods upon full implementation of the Efficiency Initiatives, and as a result of recent price increases in various product lines, however, there can be no assurance that such improvements will occur.

         Selling, general and administrative expenses were $22.5 million in the 1999 Thirty-nine Week Period and $25.9 million in the 1998 Thirty-nine Week Period. As a percentage of net sales, selling, general and administrative expenses decreased from 12.9% in the 1998 Thirty-nine Week Period to 11.4% in the 1999 Thirty-nine Week Period. The decrease as a percentage of net sales was primarily caused by the reduction of selling, marketing and distribution costs due to the License Agreement, as well as the closure of an administrative office. Such decrease was partially offset by the sale of the tissue mill operation, for which selling, general and administrative costs were low relative to net sales.

         Other income, net in the 1998 Thirty-nine Week Period includes a $15.9 million pre-tax gain on the March 1998 sale of the Company's tissue mill operations and the July 1998 settlement of a steam contract related to such operations. The gain was partially offset by closure cost accruals relating to the decision to close an administrative office.

         Income from operations was $7.7 million in the 1999 Thirty-nine Week Period and $24.7 million in the 1998 Thirty-nine Week Period due to the reasons discussed.

         Interest expense, net of interest income was $8.9 million in the 1999 Thirty-nine Week Period and $9.1 million in the 1998 Thirty-nine Week Period.

         As a result of the above, the net loss was $.7 million in the 1999 Thirty-nine Week Period compared to net income of $9.2 million in the 1998 Thirty-nine Week Period.

Liquidity and Capital Resources

         Historically, the Company has relied on cash flows from operations and borrowings to finance its working capital requirements, capital expenditures and acquisitions.

         Net cash used in operating activities in the 1999 Thirty-nine Week Period was $4.3 million compared to $8.4 million provided by such activities in the 1998 Thirty-nine Week Period. The reduction in cash provided by operating activities is primarily due to the build-up in amounts due from affiliates, resulting from the implementation of the CEG Agreements, and to a lesser extent, due to lower earnings. In March 1999, CEG's second largest customer, representing over 10% of CEG's net sales during its 1998 fiscal year, filed a Chapter 11 bankruptcy petition. Based on information provided by CEG, the Company has no reason to believe that the foregoing will have a material adverse effect on its results of operations or financial condition. However, no assurance can be given regarding the ultimate effect, if any, on the Company, and it will continue to monitor the adequacy of its affiliate reserve.

         Capital expenditures were $11.5 million, which included $9.7 million for converting equipment, primarily associated with its Efficiency Initiatives, and the remaining expenditures were primarily for routine capital improvements. See Note 5 of Notes to Financial Statements.

         The Company's revolving credit facility, which matures on September 1, 2001, as amended, provides up to $50 million borrowing capacity, is collateralized by accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. At June 27, 1999, there was $7.9 million outstanding and $35.0 million was the maximum advance available based upon eligible collateral.

         The Company has reinvested in equipment, amounts in excess of $10 million from the sale of the tissue mill, within the required time period, in accordance with the asset sale covenant under the indenture governing the Company's senior debt.

         During the thirty-nine weeks ended June 27, 1999, the Company did not incur material costs for compliance with environmental law and regulations.

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

         The  Company  has  completed  the  assessment  phase,  in  which it has identified potential Year 2000 issues, including those with respect to information technology systems, technology embedded within equipment the Company uses as well as equipment that interfaces with vendors and other third parties. The Company has also completed the upgrade of its hardware and software systems which run most of its data processing and financial reporting software applications and has consolidated certain of its in-house developed computer systems into the upgraded systems. In addition, the Company has upgraded its telephone, data communication and network systems to ensure that they are Year 2000 compliant. Embedded logic in manufacturing equipment is all being tested and upgraded. Contingency plans are being developed for equipment that cannot be upgraded. The embedded logic project is expected to be completed by October 1999. EDI trading partners and other key business partners have been contacted to ensure that key business transactions will be Year 2000 compliant. As of August 1, 1999, the Company has received detailed business plans and commitments from the majority of these parties that they are or will be Year 2000 compliant. Contingency plans are being developed to work with trading partners or to replace suppliers who cannot meet our compliance deadlines. The Company expects that its business systems will be Year 2000 compliant, but it may experience isolated incidences of non-compliance and potential outages with respect to its information technology infrastructure. The Company plans to allocate internal resources to be ready to take action should these events occur. Investors are cautioned, however, that the Company's assessment of its compliance, of the costs of performing the program and the risks attendant thereto, and of the need for any contingency plans may change materially in the future as the Company proceeds further with its compliance program.

         As of August 1, 1999, the Company estimates the total cost of its Year 2000 program at $3.2 million, of which $2.7 million has been spent through June 27, 1999, including $1.5 million in the 1999 Thirty-nine Week Period. Expenditures have been and are expected to be funded by cash flows from operations, available cash, borrowings under the Company's credit facility, or by lease. However, there can be no assurance that the Company will identify all Year 2000 issues in its computer systems in advance of their occurrence or that it will be able to successfully remedy all problems that are discovered. Failure by the Company and/or its significant vendors and customers to complete Year 2000 compliance programs in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems which could cause fluctuations in the Company's revenues and operating profitability.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

          27.1      Financial Data Schedule.


(b)       No reports on Form 8-K were filed in the thirteen weeks ended
          June 27, 1999.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     Date:  August 11, 1999

                                            THE FONDA GROUP, INC.



                                            By: /s/ HANS H. HEINSEN
                                               -------------------------------
                                                    Hans H. Heinsen
                                            Senior Vice President,
                                              Chief Financial
                                            Officer and Treasurer
                                              (Principal Financial
                                              And Accounting Officer)