Form 10-K
FONDA GROUP INC
filed 1999-12-27
CIK 1037478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                                   (mark one)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the fiscal year ended September 26, 1999
                                       OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For
               the transition period from _________ to ___________

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

                             2920 North Main Street
                            Oshkosh, Wisconsin 54901
                                 (920) 235-9330
   (Address and telephone number of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:            None
Securities registered pursuant to Section 12(g) of the Act:            None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         As of December 20, 1999, there were no shares of voting and non-voting equity of the registrant held by non-affiliates.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
    Common Stock, $.01 par value, as of December 20, 1999:          100 Shares

PART  I

ITEM 1.  BUSINESS

General
         The Fonda Group, Inc. (the "Company"), a wholly-owned subsidiary of SF Holdings Group, Inc. ("SF Holdings"), believes it is a leading converter and marketer of a broad line of paperboard and tissue based disposable foodservice products. The Company sells its products under both branded and private labels to the consumer and institutional markets and participates at all major price points. The Company believes it is a market leader in the sale of premium white, colored and custom-printed napkins, placemats, tablecovers and food trays and in the sale of private label consumer paper plates, bowls and cups. The Company's Sensations(R), Splash(R), and Party Creations(R), brands are well recognized in the consumer markets and its Hoffmaster(R) brand is well recognized in the institutional markets.

         The Company offers a broad range of products, enabling it to offer its customers "one-stop" shopping for their disposable foodservice products needs. The Company is principally a converter and marketer of paperboard and tissue products, the prices of which typically follow the general movement in the costs of such principal raw materials. The Company believes that it is generally able to maintain relatively stable margins between its selling prices and its raw materials costs.

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

Recent Developments
         On December 3, 1999, Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of SF Holdings pursuant to a merger. On December 6, 1999, pursuant to an asset purchase agreement entered into on November 21, 1999 (the "CEG Asset Purchase Agreement"), the Company purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights and customer lists. In addition, pursuant to the CEG Asset Purchase Agreement, the Company has agreed to purchase over a sixty day period certain inventory of CEG. The aggregate purchase price for the intangible assets and inventory is $41 million ($16 million for the intangible assets and $25 million for the inventory) payable in cash, the cancellation of certain notes and warrants, and the assumption of certain liabilities. The agreement further provides that the Company may acquire other CEG assets in exchange for outstanding trade payables owed to the Company by CEG. In connection with this agreement, the Company will cancel the CEG Agreements. See "Certain Relationships and Related Transactions". Upon the consummation of the CEG Asset Purchase Agreement, the Company will market, manufacture and distribute disposable party goods products directly to the specialty (party) channel of the Company's consumer market. The transaction will be accounted for in a manner similar to pooling-of-interests.

Products
         General. The Company's principal products include: (i) paper foodservice products, such as white, solid color and printed paper plates, bowls and cups, (ii) tissue and specialty foodservice products, such as printed and solid napkins, placemats and tablecovers, and (iii) paper and tissue based party goods products such as colored and printed plates and napkins and tablecovers. The Company believes it holds one of the top three market positions in white paper plates, decorated plates, bowls and cups in the consumer market, as well as, food pails, trays and premium napkins in the institutional market.

   Paperboard Products
         Tabletop Service Products. Paper plates and bowls represent the largest portion of the Company's sales and are sold to the consumer and institutional markets. In Fiscal 1999, the Company also started manufacturing certain of such products for Sweetheart Holdings Inc. ("Sweetheart"), an affiliate. White uncoated and coated paper plates are considered commodity items and are generally purchased by cost-conscious consumers for everyday use. Printed and solid color plates and bowls are value-added products and are purchased for everyday use as well as for seasonal celebrations, such as Halloween and Christmas.

         Beverage Service Products. The Company offers a number of attractive cup and lid combinations for both hot and cold beverages. Cups for the consumption of cold beverages are generally wax coated for superior rigidity, while cups for the consumption of hot beverages are made from paper which is poly-coated on one side to provide a barrier to heat transfer. The Company's hot and cold beverage cups are sold to both the consumer and institutional markets. In Fiscal 1999, the Company began to purchase all of its hot cups from Sweetheart.

         Take-out  Containers.  The Company  sells paper trays and food pails in
the   institutional   market  for  use  by  restaurants  and  other  foodservice operations.

   Tissue and Specialty Foodservice Products
         Tissue Converted Products. Napkins represent the second largest portion of the Company's sales and are sold under the Company's Hoffmaster(R), Fonda(R) or Sensations(R) brand names, as well as under national distributor private label names. Napkin products range from decorated-colored, multi-ply napkins and simple custom printed napkins featuring an end-user's name or logo to fully printed, graphic-intensive napkins for the premium paper goods sector. Tablecovers, ranging from economy to premium product lines, are sold under the Hoffmaster(R), Linen-Like(R), Windsor(R) or Sensations(R) brand names. The Company offers a broad selection of tablecovers in one-, two-, and three-ply configurations and produces tablecovers in white, solid color and one-to four-colored printed products.

         Specialty Products. The Company sells placemats, traycovers, paper doilies, paper portion cups and fluted products in a variety of shapes and sizes. The Company produces unique decorated placemats in a variety of shapes. In addition, the Company uses a proprietary technology to produce non-skid traycovers that serve the particular needs of the airline and healthcare industries.

   Paper Party Goods Products
         The Company manufactures paperboard and tissue party goods products that, in Fiscal 1999, it sold to CEG for distribution, including products it had licensed to CEG under the Company's Splash(R) or Party Creations(R) brand names. Upon consummation of the CEG Asset Purchase Agreement, the Company will also market and distribute such party goods products directly to its specialty (party) channel. In Fiscal 1999, the Company also licensed crepe products under the Party Creations(R) brand to CEG. Party goods products include paper plates, napkins, cups and tablecovers sold in ensembles or separately to party goods stores, mass merchants, drug stores and grocery chains.

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

         In Fiscal 1999, the Company's five largest customers, including CEG, represented approximately 26% of net sales. CEG, the Company's largest customer, accounted for 10% of net sales.

   Sales
         Institutional Market. Restaurants, schools, hospitals and other major institutions comprise the Company's institutional market. This market, which the Company sells to through foodservice distributors, represented approximately 49% of the Company's net sales in Fiscal 1999. The Company's predominant institutional customers of private label products include Sysco Corporation, Alliant Foodservice, Inc. and Dinex International, Inc. Institutional customers of branded products include U.S. Foodservice, Inc., Bunzl USA, Inc. and Edward Don and Company. The institutional market is serviced by brokers and dedicated field service representatives located throughout the United States. The field sales force works directly with these national and regional distributors to service the needs of the various segments of the foodservice industry.

         Consumer Market. Supermarkets, mass merchants, warehouse clubs, discount chains, specialty party and other retail stores comprise the Company's consumer market. This market represented approximately 51% of the Company's net sales in Fiscal 1999. The Company's consumer market is classified into four distribution channels:

(i) the grocery channel, which is serviced through a national and regional network of brokers, (ii) the retail mass merchant channel, which is serviced directly by field service representatives, (iii) the specialty (party) channel, which in Fiscal 1999 had been serviced principally through CEG (see "--Affiliated Company Sales") and (iv) the warehouse club channel, which is serviced both through national and regional networks of brokers and directly by field service representatives. Customers of the Company's branded consumer products include Publix Super Markets, Inc., Ames Department Stores, Inc. and CVS Corporation. The Company's primary private label customers in the consumer market include The Kroger Co., Topco Associates Inc., The Stop & Shop Companies, Inc., and The Great Atlantic & Pacific Tea Company, Inc.

         Affiliated Company Sales. In Fiscal 1999, the Company's net sales of party goods products to CEG were $26.9 million. As a result of the CEG Asset Purchase Agreement, the Company will market and distribute these products directly to the specialty (party) channel.

   Distribution
         Each of the Company's manufacturing facilities includes sufficient warehouse space to store such facility's raw materials and finished goods as well as products from the Company's other manufacturing facilities. Shipments of finished goods are made from each facility via common carrier.

Competition
         The disposable foodservice products industry is highly competitive. The Company believes that competition is principally based on product quality, customer service, price and graphics capability. Competitors include large multinational companies as well as regional and local manufacturers. The marketplace for these products is fragmented and includes participants that compete across the full line of products, as well as those that compete with a limited number of products. Some of the Company's major competitors are significantly larger than the Company, are vertically integrated and have greater access to financial and other resources.

         The Company's primary competitors in the paperboard foodservice converted product categories include Imperial Bondware (a division of International Paper Co.), Fort James Corp., AJM Packaging Corp., Temple-Inland Inc., Fold-Pak Corp. and Solo Cup Co. Major competitors in the tissue and specialty foodservice converted product categories include Duni Corp., Erving Paper Products Inc., Fort James Corp. and Wisconsin Tissue Mills Inc. (a subsidiary of Georgia-Pacific Corp.). The Company's competitors also include manufacturers of products made from plastics and foam.

Raw Materials and Suppliers
         Raw materials are a significant component of the Company's cost structure. Principal raw materials for the Company's paperboard and tissue operations include bleached paperboard, napkin tissue, bond paper and waxed bond paper obtained from major domestic manufacturers. Other material components include corrugated boxes, poly bags, wax adhesives, coating and inks. Paperboard, napkin tissue, bond paper and waxed bond paper are purchased in "jumbo" rolls which may either be slit for in-line printing and processing, printed and processed or printed and blanked for processing into final products. Primary suppliers of paperboard stock are Georgia-Pacific Corp., Temple-Inland Inc., International Paper Co., and Gulf States Paper Corporation. Lincoln is the primary supplier of tissue to the Company. The Company has a number of suppliers for substantially all of its raw materials and believes current sources of supply for its raw materials are adequate to meet its requirements. The Company purchases the bulk of its bleached paperboard and napkin tissue under long-term contracts.

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

Employees
         At September 26, 1999, the Company employed approximately 1,600 persons, of whom approximately 1,300 were hourly employees. The Company has collective bargaining agreements in effect at its facilities in Appleton, Wisconsin; Oshkosh, Wisconsin; St. Albans, Vermont; Williamsburg, Pennsylvania and Maspeth, New York which cover all production, maintenance and distribution hourly-paid employees at each respective facility and contain standard provisions relating to, among other things, management rights, grievance procedures, strikes and lockouts, seniority, and union rights. The current expiration dates of the Company's collective bargaining agreements at the Appleton, Oshkosh, St. Albans, Williamsburg and Maspeth facilities are May 1, 2002, May 31, 2002, January 31, 2001, June 11, 2000 and October 31, 2001,
respectively. The Company considers its relationship with its employees to be good.

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

------------------
 (1)  Subject to capital lease.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDLERS

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company is a wholly-owned subsidiary of SF Holdings. There is no established public trading market for the Company's common stock. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company's current credit facility and indenture governing the $120 million of 9 1/2% Senior Subordinated Notes due 2007 (the "Notes") limit the payment of dividends. The Company currently intends to retain future earnings to fund the development and growth of its business.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is derived from the audited consolidated financial statements of the Company. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10K.

                                                               Nine
                                              Year            Weeks
                                             Ended             Ended
                                           September         September         Years Ended July (1)
                                            1999 (1)           1998         1998         1997          1996         1995
                                            --------           ----         ----         ----          ----         ----
Statement of Operations Data: (2)
Net sales                                    $ 262,837       $ 42,593     $ 271,402     $ 252,513     $ 204,903     $ 97,074
Cost of goods sold                             225,509         36,126       222,509       201,974       164,836       76,252
                                              --------         ------      --------       -------       -------      -------
Gross profit                                    37,328          6,467        48,893        50,539        40,067       20,822
Selling, general and
  administrative expenses                       28,810          5,601        34,450        31,527        26,203       14,112
Other income, net (3)                             (963)          (351)      (14,947)       (1,608)            -            -
                                              --------         ------      --------       -------       -------      -------
Income from operations                           9,481          1,217        29,390        20,620        13,864        6,710
Interest expense, net                           11,926          1,796        12,006         9,017         7,934        2,943
                                              --------         ------      --------       -------       -------      -------
Income (loss) before taxes and
  extraordinary  loss                           (2,445)          (579)       17,384        11,603         5,930        3,767
Provision (benefit) for income taxes              (577)          (238)        7,127         4,872         2,500        1,585
                                              --------         ------      --------       -------       -------      -------
Income (loss) before
  extraordinary loss                            (1,868)          (341)       10,257         6,731         3,430        2,182
Extraordinary loss, net (4)                          -              -             -         3,495             -            -
                                              --------         ------      --------       -------       -------      -------
Net income                                    $ (1,868)        $ (341)     $ 10,257       $ 3,236       $ 3,430      $ 2,182
                                              ========         ======      ========       =======       =======      =======
Balance Sheet Data:

Cash                                             $ 109                     $ 16,361       $ 5,908       $ 1,467        $ 120
Working capital                                 61,690                       57,149        58,003        38,931       28,079
Property, plant and equipment, net              51,922                       48,151        59,261        46,350       26,933
Total assets                                   184,405                      178,528       179,604       136,168       79,725
Total indebtedness (5)                         133,443                      122,362       122,987        87,763       48,165
Redeemable common stock (6)                          -                            -         2,076         2,179        2,115
Stockholders' equity                            13,331                       17,555        15,010        11,873        7,205

(1) All fiscal years were 52 weeks. The Company's 1999 fiscal year ended on the last Sunday in September. Previously, it ended on the last Sunday in July. Certain prior year amounts have been reclassified to conform to current year presentation.
(2) Includes the results of operations of the Company and acquisitions since their respective dates of acquisition in accordance with purchase accounting. See Note 3 to the Financial Statements.
(3) Fiscal 1998 includes a $15.9 million gain on the sale of substantially all of the fixed assets and certain related working capital (the "Mill Disposition") of its tissue mill in Gouverneur, New York (the "Mill") and settlement in connection with the termination by the owner of the co-generation facility formerly hosted by the Company at the Mill of its obligation, among other things, to supply steam to the Mill (the "Steam Contract").
(4) The Company incurred a $3.5 million extraordinary loss (net of a $2.5 million income tax benefit) in connection with the early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized debt discount and prepayment penalties.
(5) Includes short-term and long-term borrowings and current maturities of long-term debt.
(6) See Note 10 to the Financial Statements.


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

General
         The Company is a converter and marketer of disposable paper foodservice products. The prices for raw materials fluctuate. When raw material prices decrease, selling prices have historically decreased. The actual impact on the Company from raw material price changes is affected by a number of factors including the level of inventories at the time of a price change, the specific timing and frequency of price changes, and the lead and lag time that generally accompanies the implementation of both raw materials and subsequent selling price changes. In the event that raw materials prices decrease over a period of several months, the Company may suffer margin erosion on the sale of such inventory.

         The Company's business is moderately seasonal. Income from operations tends to be greater during the first and fourth quarters of the fiscal year than during the second and third quarters.

Recent Developments

         On December 3, 1999, CEG, an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of SF Holdings pursuant to a merger. On December 6, 1999, pursuant to the CEG Asset Purchase Agreement, the Company purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights and customer lists. In addition, pursuant to the CEG Asset Purchase Agreement, the Company has agreed to purchase over a sixty day period certain inventory of CEG. The aggregate purchase price for the intangible assets and the inventory is $41 million ($16 million for the intangible assets and $25 million for the inventory) payable in cash, the cancellation of certain notes and warrants and the assumption of certain liabilities. The agreement further provides that the Company may acquire other CEG assets in exchange for outstanding trade payables owed to the Company by CEG. In connection with this agreement, the Company will cancel the CEG Agreements. See "Certain Relationships and Related Transactions". Upon the consummation of the CEG Asset Purchase Agreement, the Company will market, manufacture and distribute disposable party goods products directly to the specialty (party) channel of the Company's consumer market. The transaction will be accounted for in a manner similar to pooling-of-interests.

         During Fiscal 1999, the Company was engaged in an extensive program to improve manufacturing efficiencies and upgrade production capabilities, which included, among other things, the full implementation of the Manufacture and Supply Agreement and further consolidation of its manufacturing operations (the "Efficiency Initiatives"). This program has resulted in incremental expenses arising from start-up, training and other related expenses in Fiscal 1999 and as of September 26, 1999 was substantially complete. In connection with the Efficiency Initiatives, (i) in December 1998, the Company purchased certain paper plate manufacturing assets from Sweetheart, an affiliate, for $2.4 million and (ii) in February 1999, the Company entered into a five year operating lease whereby the Company leases certain paper cup manufacturing assets to Sweetheart.

Year 2000
         The Company has completed its Year 2000 readiness program intended to identify the programs and infrastructures that could be affected by Year 2000 issues and resolve the problems that were identified on a timely basis.

         During the assessment phase of its year 2000 readiness program, the Company identified potential Year 2000 issues, including those with respect to information technology systems, technology embedded within equipment the Company uses as well as equipment that interfaces with vendors and other third parties. The Company has completed the upgrade of its hardware and software systems which run most of its data processing and financial reporting software applications and has consolidated certain of its in-house developed computer systems into the upgraded systems. In addition, the Company has upgraded its telephone, data communication and network systems to ensure that they are Year 2000 ready. Embedded logic in manufacturing equipment has been tested and is now Year 2000 ready. Contingency plans have been developed for equipment that cannot be upgraded. EDI trading partners and other key business partners have been contacted to ensure that key business transactions are Year 2000 ready. The Company has received detailed business plans and commitments from all such key partners that they are Year 2000 ready. Contingency plans have been developed to work with trading partners or to replace suppliers who cannot meet our compliance deadlines. The Company acknowledges that its business systems are Year 2000 ready, but may experience isolated incidences of non-compliance and potential outages with respect to its information technology infrastructure. The Company has allocated internal resources to be ready to take action should any of these events occur. Investors are cautioned, however, that the Company's assessment of its readiness, of the costs of performing the program and the risks attendant thereto, and of the need for its contingency plans may change materially.

         As of September 26, 1999, the Company has spent a total of $2.8 million to complete its Year 2000 readiness program, of which $1.6 million was spent in Fiscal 1999. Expenditures have been funded by cash flows from operations, available cash, borrowings under the Company's credit facility, or by lease. There can be no assurance that the Company will identify all Year 2000 issues in its computer systems in advance of their occurrence or that it will be able to successfully remedy all problems that are discovered. Failure by the Company and/or its significant vendors and customers to complete Year 2000 readiness programs in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems which could cause fluctuations in the Company's revenues and operating profitability.


Change of fiscal year-end
         In October 1998, the Company changed its fiscal year end to the last Sunday in September. The following discussion compares the fiscal year ended September 26, 1999 to the fiscal year ended July 26, 1998 and the nine week transition period ended September 27, 1998 (the "Nine Week Transition Period") to the thirteen week period ended October 26, 1997 (the "1998 First Quarter"). The Company did not recast the data for the comparative fiscal years ended September 26, 1998 and September 28, 1997, or for the nine week period ended September 28, 1997 because certain review procedures and significant judgmental estimates that are implemented on a quarterly basis only, were not implemented for such periods. As a result of changes in certain computer systems, the Company believes it would be impractical to implement these review procedures and make such judgmental estimates to recast the prior fiscal years or nine week period.

        Results of Operations

                                             Year ended
                                              September                        Years Ended July
                                                1999                     1998                     1997
                                                     % of Net                 % of Net                 % of Net
                                         Amount       Sales        Amount      Sales          Amount     Sales
                                         ------       -----        ------      -----          ------     -----
                                                                  (Dollars in millions)
Net sales                                 $ 262.8     100.0 %        $ 271.4    100.0 %      $ 252.5     100.0 %
Cost of goods sold                          225.5      85.8            222.5     82.0          202.0      80.0
                                       ----------- ---------     ------------ --------   ------------ ---------
Gross profit                                 37.3      14.2             48.9     18.0           50.5      20.0
Selling, general and
  administrative expenses                    28.8      11.0             34.5     12.7           31.5      12.5
Other income, net                            (1.0)     (0.4)           (14.9)    (5.5)          (1.6)     (0.6)
                                       ----------- ---------     ------------ --------   ------------ ---------
Income from operations                        9.5       3.6             29.4     10.8           20.6       8.2
Interest expense, net                        11.9       4.5             12.0      4.4            9.0       3.6
                                       ----------- ---------     ------------ --------   ------------ ---------
Income (loss) before taxes
  and extraordinary loss                     (2.4)     (0.9)            17.4      6.4           11.6       4.6
Income tax expense (benefit)                 (0.6)     (0.2)             7.1      2.6            4.9       1.9
                                       ----------- ---------     ------------ --------   ------------ ---------
Income (loss) before
   extraordinary loss                        (1.9)     (0.7)            10.3      3.8            6.7       2.7
Extraordinary loss, net                         -         -                -        -            3.5       1.4
                                       ----------- ---------     ------------ --------   ------------ ---------
Net income (loss)                          $ (1.9)     (0.7)%         $ 10.3      3.8 %        $ 3.2       1.3 %
                                       =========== =========     ============ ========   ============ =========

Fiscal 1999 Compared to Fiscal 1998
         Net sales decreased $8.6 million, or 3.2%, to $262.8 million. Fiscal 1998 included $13.3 million of net sales of tissue mill products prior to the March 1998 Mill Disposition. Excluding such tissue product sales, net sales increased $4.8 million in the converting operations. Net sales of party goods products decreased 8.7%, primarily due to the CEG Agreements. Such agreements resulted in a significant increase in volume, which was more than offset by a significant reduction in selling prices. The lower selling prices reflect cost savings from the License Agreement as well as anticipated savings that the Company had begun to realize from implementation of the Manufacture and Supply Agreement. Excluding such party goods products, net sales in the consumer market increased 1.6%, resulting from an increase in sales volume of 5.3%, which was partially offset by a 3.5% decrease in average selling prices. Selling prices in this market were adversely affected by reductions in raw material costs that were passed through to customers as well as more competitive market conditions. In the institutional market, net sales increased 5.2%, resulting from a 3.6% increase in sales price and a 1.5% increase in volume. The increased sales volume in the institutional market was primarily due to an increase in sales of value added converted tissue products and certain commodity paperboard products. The increase in average selling prices primarily resulted from the more favorable sales mix.

         Gross profit  decreased  $11.6  million,  or 23.7%,  to $37.3  million.
Fiscal 1998 included $1.7 million of gross profit from tissue mill products prior to the Mill Disposition. Excluding the gross profit from such tissue product sales, gross profit decreased $9.9 million in the converting operations. As a percentage of net sales, gross profit decreased from 18.0% in Fiscal 1998 to 14.2% in Fiscal 1999. Gross profit in Fiscal 1999 was adversely affected by reduced selling prices of party goods products sold to CEG, described above, margin erosion in commodity paperboard products, as well as excess costs incurred in implementing the Efficiency Initiatives. Gross profit is expected to improve in future periods as the cost savings resulting from the Efficiency Initiatives are realized, and as a result of recent price increases in various product lines, however, there can be no assurance that such improvements will occur.

         Selling, general and administrative expenses decreased $5.6 million, or 16.2%, to $28.9 million. Fiscal 1998 included $.8 million of such costs relating to the Mill. Excluding such Mill costs, the $4.8 million cost decrease was primarily due to the reduction in selling costs of party goods products resulting from the License Agreement. As a percentage of net sales, selling, general and administrative expenses decreased from 12.7% in Fiscal 1998 to 11.0% in Fiscal 1999.

         Other income, net in Fiscal 1998 includes a $15.9 million gain on the Mill Disposition and the Steam Contract. Fiscal 1998 also includes a gain on the sale of other non-core assets offset by closure cost accruals relating to the decision to close the Company's Jacksonville, Florida facility and the St. Albans, Vermont administrative offices.

         Income from operations decreased $19.9 million to $9.5 million due to the reasons discussed above. Excluding other income, net, income from operations decreased $6.0 million, and as a percentage of net sales, decreased from 5.3% in Fiscal 1998 to 3.2% in Fiscal 1999.

         Interest expense, net of interest income, decreased $.1 million to $11.9 million in Fiscal 1999 compared to $12 million in Fiscal 1998.

         The effective tax rate was 23.6% in Fiscal 1999 compared to a 41% effective rate in Fiscal 1998. The reduction in the effective tax rate was due to the effect of state taxes, non-deductible goodwill and other non-deductible expenses. As a result of the above, the net loss was $1.9 million in Fiscal 1999 compared to net income of $10.3 million in Fiscal 1998.

Fiscal 1998 Compared to Fiscal 1997
         Net sales increased $18.9 million, or 7.5%, to $271.4 million. This increase is due in part to increased sales volume in converting operations resulting from the impact of businesses acquired in late 1997 and 1998, and to a lesser extent increased sales volume in converted tissue products. Sales volume in the Company's converting operations increased 12% in the consumer markets and 7% in the institutional markets. Average selling prices increased 5% in the institutional markets and 1% in the consumer markets. Net sales of tissue mill products declined $6 million resulting from the Mill Disposition on March 24, 1998 and a shift in mix due to competitive market conditions. Increased sales of commodity white paper from the new paper machine were offset by reduced sales of deep tone paper due to competitive market conditions.

         Gross profit decreased $1.6 million, or 3.3%, to $48.9 million. A $4.8 million decrease in gross profit in tissue mill products was partially offset by an increase in gross profit in the converting operations. The decrease in gross profit of tissue mill products was due to the Mill Disposition, as well as the increased sales of lower margin white paper, reduced sales of higher margin deep tone paper, and increased manufacturing costs resulting from the start-up of the second paper machine. In the converting operations, the increase in gross profit attributable to the businesses acquired and higher margins in converted tissue products were partially offset by increased costs of paperboard, which were not recovered through price adjustments. As a percentage of net sales, gross profit decreased from 20.0% in Fiscal 1997 to 18.0% in Fiscal 1998 for the reasons set forth above.

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

         Income from operations increased $8.8 million, or 42.5%, to $29.4 million due to the reasons discussed above. However, excluding other income, net, income from operations decreased $4.6 million, and as a percentage of net sales, decreased from 7.5% in Fiscal 1997 to 5.3% in Fiscal 1998.

         Interest expense, net of interest income, increased $3.0 million to $12.0 million in Fiscal 1998 compared to $9.0 million in Fiscal 1997. The increase was due to higher borrowing levels resulting from the issuance in the third quarter of Fiscal 1997 of the Notes, which replaced higher interest rate debt.

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


Nine Weeks Ended September 27, 1998 Compared to Thirteen Weeks Ended October 26, 1997

Nine Weeks Ended September 27, 1998 Compared to Thirteen Weeks Ended October 26, 1997

                                                   Nine Weeks Ended           Thirteen Weeks Ended
                                                     September 27,                 October 26,
                                                       1998                          1997
                                          --------------------------    --------------------------
                                             Amount     % of Net Sales     Amount      % of Net Sales
                                          ------------- --------------- ------------- ---------------
                                                             (Dollars in millions)
Net sales                                       $ 42.6        100.0 %          $ 70.7       100.0 %
Cost of goods sold                                36.1         84.8              57.5        81.4
                                          ------------- ------------    -------------- -----------
  Gross profit                                     6.5         15.2              13.1        18.6
Selling, general and
  administrative expenses                          5.6         13.2               8.6        12.1
Other income                                      (0.4)        (0.8)             (0.2)       (0.2)
                                          ------------- ------------    --------------------------
  Income from operations                           1.2          2.9               4.7         6.7
Interest expense, net                              1.8          4.2               2.9         4.2
                                          ------------- ------------    -------------- -----------
  Income (loss) before taxes                      (0.6)        (1.4)              1.8         2.5
Income taxes provision (benefit)                  (0.2)        (0.6)              0.8         1.1
                                          ------------- ------------    -------------- -----------
  Net income (loss)                             $ (0.3)        (0.8)%           $ 1.0         1.5 %
                                          ============= ============    ============== ===========

         Net sales were $42.6 million in the Nine Week Transition Period and $70.7 million in the 1998 First Quarter. Net sales decreased $3.5 million from $46.1 million for the comparable nine week period ended September 28, 1997, which included $3.0 million of net sales of tissue mill products prior to the Mill Disposition. For the comparable nine week periods, sales volume in the Company's converting operations increased 2.7% in the consumer market and decreased 9.4% in the institutional market. Average selling prices decreased 4.7% in the consumer market and increased 13.3% in the institutional market. The reduction in selling prices in the consumer market primarily reflects lower pricing of certain party goods products sold to CEG. During the Nine Week Transition Period, the reduction in sales revenues of party goods products sold to CEG exceeded royalty income by approximately $.7 million. In the institutional market, the reduction in sales volume and offsetting increase in selling prices was primarily due to a change in sales mix, whereby the Company emphasized the sale of value added converted tissue products rather than commodity products.

         Gross profit was $6.5 million in the Nine Week Transition Period and $13.1 million in the 1998 First Quarter. As a percentage of net sales, gross profit decreased from 18.6% in the 1998 First Quarter to 15.2% in the Nine Week Transition Period. The Nine Week Transition Period was adversely affected by the gross profit impact resulting from reduced selling prices of consumer products in connection with the License Agreement, which were not sufficiently offset by royalty revenues. The Company believes the reductions in net sales and gross profit in connection with the License Agreement, reflect transition and timing issues which are expected to be recovered in future periods, however, there can be no assurance that such will occur.

         Selling, general and administrative expenses were $5.6 million in the Nine Week Transition Period and $8.6 million in the 1998 First Quarter. As a percentage of net sales, selling, general and administrative expenses increased from 12.1% in the 1998 First Quarter to 13.2% in the Nine Week Transition Period. The sale of the Mill , for which selling, general and administrative expenses were low relative to net sales, was the primary cause of this increase, and was partially offset by the reduction of selling, marketing and distribution costs in the Nine Week Transition Period due to the License Agreement.

         Income from operations was $1.2 million in the Nine Week Transition Period and $4.7 million in the 1998 First Quarter primarily due to the reasons discussed above. As a percentage of net sales, income from operations decreased from 6.7% in the 1998 First Quarter to 2.9% in the Nine Week Transition Period.

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

         Net cash used in operating activities was $7.7 million in Fiscal 1999 and $7.6 million in the 1998 Transition Period and net cash provided by operating activities was $7.0 million in Fiscal 1998 and $8.3 million in Fiscal 1997. The use of cash from operating activities in Fiscal 1999 includes a $14.0 million increase in affiliated company receivables, primarily due to increased sales to CEG as a result of the CEG Agreements (see "Certain Relationships and Related Transactions") as well as extended payment terms. The Company expects that CEG, upon consummation of the CEG Asset Purchase Agreement, will satisfy all amounts due. The $5.4 million decrease in trade receivables was also primarily due to the CEG Agreements as all party goods products previously sold to unaffiliated companies are now sold to CEG. The 1998 Transition Period includes a use of $3.6 million due to timing of the payment of biannual interest on the Company's Notes (as defined below). Fiscal 1998 includes the receipt of $2.9 million resulting from the settlement of a lawsuit.

         Capital expenditures in Fiscal 1999 were $12.4 million, including $10.3 million for converting equipment, primarily associated with its Efficiency Initiatives and $.8 million for management information systems. The remaining capital expenditures in Fiscal 1999 were primarily for routine capital improvements. Capital expenditures in Fiscal 1998 were $7.0 million, including $1.8 million related to the installation of a second paper machine at the Mill and $1.2 million for plate converting equipment. The remaining $4.0 million were for routine capital improvements. The $10.4 million of capital expenditures in Fiscal 1997 included $8.2 million related to the installation of the second paper machine. In addition, during Fiscal 1998 the Company (i) received proceeds of $34.8 million, net of transaction costs and fees, from (a) the Mill Disposition, and (b) the Steam Contract; (ii) acquired certain net assets of a manufacturer of white paper plates for $6.9 million; and (iii) paid $7.0 million to SF Holdings in consideration for its right to manage Sweetheart's day-to-day operations pursuant to the Management Services Agreement. (See Note 15 of Notes to Financial Statements). The Company does not anticipate any material capital expenditures in the next twelve months other than those funded through available cash.

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

         The Company's revolving credit facility, which expires March 31, 2001, provides up to $50 million borrowing capacity, collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. At September 26, 1999, $11.7 million was outstanding and $27.8 million was the maximum remaining advance available based upon eligible collateral. At September 26, 1999, borrowings were available at the bank's prime rate (8.50%) plus .25% and at LIBOR (approximately 5.38%) plus 2.25%. At December 15, 1999, as a result of the CEG Asset Purchase Agreement, $21.4 million was outstanding and $16.5 million was the maximum remaining advance available.

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

         Pursuant to the asset sale covenant under the indenture governing the Notes, the Company reinvested approximately $10 million of the net proceeds from the Mill Disposition in fixed assets within 270 days of such disposition.

         During Fiscal 1998, the Company redeemed shares of Class A common stock (pre-Merger shares) for $9.8 million pursuant to an offer to repurchase a certain number of shares of its common stock (pre-Merger shares) from its stockholders on a pro rata basis.

         During Fiscal 1999, the Company did not incur material costs for compliance with environmental law and regulations.

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

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         The Company is exposed to market risk related to interest rates on its fixed and variable rate long-term debt.

         Variable interest rate risk: The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under its revolving credit agreement. Based on amounts outstanding under the Company's revolving credit agreement at September 26, 1999, a 100 basis point increase in market rates would increase interest expense and decrease earnings before income taxes by approximately $.1 million. This sensitivity analysis does not consider any actions management might take to mitigate its exposure in the event of a change of such magnitude.

         Fixed interest rate risk: The fair value of the Company's Senior Subordinated Notes may also be subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based upon the interest rate of the Company's fixed rate debt at September 26, 1999, the fair value of such debt is approximately 87% of its carrying value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements and Schedule attached hereto and listed in
Item 14 (a)(1) and (a)(2) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The following table sets forth certain information with respect to the directors and executive officers of the Company:

   NAME                        AGE                    POSITION
   ----                        ---                    --------
Dennis Mehiel                   57        Chairman and Chief Executive Officer
Robert Korzenski                45        President and Chief Operating Officer
Thomas Uleau                    55        Executive Vice President and Director
Hans Heinsen                    46        Senior Vice President, Chief Financial
                                            Officer and Treasurer
Michael Hastings                52        Senior Vice President
Joseph Marcelynas               54        Senior Vice President
John Lewchenko                  48        Vice President
Bryan Hollenbach                37        Vice President
Harvey L. Friedman              57        Secretary and General Counsel
Alfred B. DelBello              65        Vice Chairman
James Armenakis                 56        Director
Gail Blanke                     51        Director
John A. Catsimatidis            51        Director
Chris Mehiel                    60        Director
Jerome T. Muldowney             54        Director
G. William Seawright            58        Director
Lowell P. Weicker, Jr.          68        Director

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

         Joseph Marcelynas has been Senior Vice President of Sales and Marketing Consumer Products since March 1996 and was Vice President of Sales and Marketing since 1989. He has been employed by the Company in a number of executive sales and marketing positions since 1984.

         John Lewchenko has been Vice President of Institutional Sales since February 1996. He was employed by the Scott Foodservice Division of Scott Paper Company prior to its acquisition in March 1995. Previously with Scott, and until his promotion by the Company, he had been National Sales Manager since 1995 and a regional sales manager since 1990.

         Bryan Hollenbach has been Vice President of Operations since December 1998 and a Director of Operations since 1996. He was employed by the Chespeake Consumer Products Company prior to its acquisition in December 1995 as Director of Operations and Finance since 1994 and in other management positions since 1989.

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

         Gail Blanke has served as a Director of the Company since January 1997. She also has been a director of SF Holdings since February 1998. She has been President and Chief Executive Officer of Gail Blanke's Lifedesigns, LLC since March 1995. Lifedesigns was founded in March 1995 as a division of Avon Products, Inc. ("Avon") and was spun off from Avon in March 1997. Prior thereto, she held the position of Corporate Senior Vice President of Avon since August 1991. She also held a number of management positions at CBS, Inc., including the position of Manager of Player Promotion for the New York Yankees. Ms. Blanke will be serving her second consecutive term as President of the New York Women's Forum.

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

         Lowell P. Weicker, Jr. has served as a Director of the Company since January 1997. He also has been a director of SF Holdings since February 1998. Mr. Weicker served as Governor of the State of Connecticut from January 1991 through January 1995. From 1968 to 1989, Mr. Weicker served in the U.S. Congress. In 1992, Mr. Weicker earned the Profiles in Courage Award from the John F. Kennedy Library Foundation.

ITEM 11.   Executive Compensation

         The following table sets forth the compensation earned, whether paid or deferred, to the Company's Chief Executive Officer and its other four most highly compensated executive officers (collectively, the "Named Officers") for Fiscal 1999, the 1998 Nine Week Transition Period ("1998 TP"), Fiscal 1998, and Fiscal 1997 for services rendered in all capacities to the Company during such periods.

                                                                      SECURITIES   ALL OTHER
NAME AND PRINCIPAL                                                    UNDERLYING  COMPENSATION
POSITION                      YEAR    SALARY     BONUS      OTHER(1)    SARS (#)      (2)
--------                      ----    ------     -----      --------    --------      ---
Dennis Mehiel                 1999   $175,000   $ 75,000   $   --        $--        $--
  Chairman and Chief          1998 TP  29,167       --         --         --         --
  Executive Officer           1998    175,000    150,000       --         --         --
                              1997    168,750     75,000       --         --         --

Robert Korzenski              1999    222,181     75,000       --         --       13,767
  President and Chief         1998TP   30,769       --         --         --        1,548
  Operating Officer           1998    188,590    100,000       --        1,950     10,419
                              1997    164,423     50,000       --        1,950     10,216


Joseph Marceynas              1999    159,646     30,000       --         --        9,470
  Senior Vice President   1 1998 TP    24,117       --         --         --        1,051
                              1998    139,204     27,922       --          160      6,079
                              1997    126,694     16,500       --          160      3,672

John Lewchenko                1999    143,230     16,500       --         --       11,069
  Vice President          1 1998 TP    22,035       --         --         --        1,130
                              1998    134,529     28,000       --          160      7,616
                              1997    126,727     21,363       --          160      5,392

Bryan Hollenbach              1999    129,144     25,550       --         --        9,405
  Vice President          1 1998 TP    18,615       --         --         --          940
                              1998    113,115     28,500       --          160      6,264
                              1997    126,727     21,363       --          160      4,102

1. The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Officers did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus and
     (ii) $50,000. Thus, such amounts are not reflected in the table.

2. Reflects matching contributions by the Company under the Company's 401(k) Plans, long-term disability and life insurance premiums paid by the Company.

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

Stock Appreciation Rights
         The following table provides information on the vested status of stock appreciation rights ("SARs") at September 26, 1999 to the Named Officers. There were no SARs granted during Fiscal 1999.

                                                                                                      Number of
                                                     1999 SAR Grant                                  Unexercised
                            ------------------------------------------------------------------
                                                 % of Total                                          Options at
                                # of             Granted to         Exercise                       Sept. 26, 1999
                             Securities          Employees          or Base         Expira-
                             Underlying          in Fiscal         Price Per          tion          Exercisable/
Name                            Grant               Year             Share            Date          Unexercisable(1)
                            --------------     ---------------    -------------    -----------    ------------------
Robert Korzenski                 --                  --                --              --            3,900/3,900

Joseph Marcelynus                --                  --                --              --              192/288

Jon Lewchenko                    --                  --                --              --              192/288

Bryan Hollenbach                 --                  --                --              --              96/244

------------------
(1) Unless otherwise determined by the Administering Committee of the Company's SAR Plan, awards of SARs will vest on each anniversary of their grant at the rate of 20% per year commencing on the first anniversary date. However, unless otherwise determined by the Administering Committee, in the event that at the time of any grant of SARs the grantee has not been continuously employed by the Company for at least five years, such vesting will be subject to the completion of such five-year period. Upon voluntary termination of employment, involuntary termination without cause or termination due to death, disability or retirement at age 60 or above, all unvested SARs will be forfeited and vested SARs not previously redeemed
     will  be  redeemed   automatically  by  the  Company  as  of  the  date  of
     termination.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company is a wholly-owned subsidiary of SF Holdings which owns 100 shares of common stock of the Company. SF Holdings' address is 373 Park Avenue South, New York City, New York 10016. The following table sets forth certain information as of December 20, 1999, with respect to the shares of common stock of SF Holdings beneficially owned by each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding common stock of SF Holdings, the directors and officers of the Company, and all directors and officers of the Company, as a group.

                                            BENEFICIAL OWNERSHIP
      NAME AND ADDRESS OF                NUMBER OF       PERCENTAGE OF
       BENEFICIAL OWNER                   SHARES        OWNERSHIP(1)(2)
       ----------------                   ------        ---------------
Dennis Mehiel
 373 Park Avenue South
 New York City, NY 10016 ...........       692,969            80.2%

Thomas Uleau
   10100 Reisterstown Road
   Owings Mills, Maryland  21117........    12,739             1.5%

All executive officers and directors
  as a group (3 persons) ...........       715,243            82.8%


----------
(1) Includes 56,459 shares of Class B common stock, 39,900 shares of Class C common stock and 133,494 shares of Class A common stock of SF Holdings that would be issuable upon conversion of Class B Series 1 Preferred Stock.
(2) Includes 71,515 shares underlying options to purchase Class A common stock of SF Holdings, which are presently exercisable, and 134,138 shares which Mr. Mehiel has the power to vote pursuant to a voting trust agreement between his spouse, Edith Mehiel, and himself.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leases a building in Jacksonville, Florida from Dennis Mehiel on terms the Company believes are no less favorable than could be obtained from independent third parties and were negotiated on an arm's length basis. Annual payments under the lease are $.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, Mr. Mehiel can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated it operations at this facility and had been seeking a sublease tenant. Effective October 1, 1999, Four M has assumed a portion of the obligations under this lease. Rent expense, net of sublease income on a portion of the premises subleased through May 1998 to Four M, was $.1 million in Fiscal 1999, less than $.1 million in the 1998 Transition Period, and $.1 million in both Fiscal 1998 and 1997.

         In Fiscal 1998, the Company entered into a license agreement with CEG, whereby CEG was granted the exclusive rights to use certain of the Company's trademarks and trade names in connection with the manufacture, distribution and sale of disposable party goods products for a period of five years, subject to extension. In connection therewith, the Company has received an annual royalty equal to 5% of CEG's cash flow, as determined in accordance with a formula specified in such agreement. In Fiscal 1999, the Company entered into an exclusive manufacture and supply agreement with CEG (together with the before mentioned license agreement, the "CEG Agreements"). Pursuant to such agreement, the Company manufactures and supplies all of CEG's requirements for, among other items, disposable paper plates, cups, napkins and tablecovers. The Company sells such manufactured products to CEG in accordance with a formula based on the Company's cost. Also in Fiscal 1999, the Company purchased certain manufacturing assets from CEG for $4.9 million and entered into operating leases whereby the Company leases to CEG certain non-manufacturing assets for annual lease income of $.1 million. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms. The assets purchased from CEG were recorded in machinery and equipment as a carryover of CEG's book value ($1.4 million) and the excess of the purchase price over such CEG amounts, net of income tax, was charged to stockholders' equity. The Company believes the terms on which it (i) granted license rights to CEG, (ii) manufactured and supplied products for CEG, (iii) purchased manufacturing assets from CEG, and (iv) leased non-manufacturing assets to CEG are at least as favorable as those it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         On December 6, 1999, pursuant to the CEG Asset Purchase Agreement, the Company purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights and customer lists. In addition, pursuant to the CEG Asset Purchase Agreement, the Company has agreed to purchase over a sixty day period certain inventory of CEG. The aggregate purchase price for the intangible assets and inventory is $41 million ($16 million for the intangible assets and $25 million for the inventory), payable in cash, the cancellation of certain notes and warrants, and the assumption of certain liabilities. The agreement further provides that the Company may acquire other CEG assets in exchange for outstanding trade payables owed to the Company by CEG. In connection with this agreement, the Company will cancel the CEG Agreements. Independent appraisals were obtained to determine the fairness of the purchase price for such assets. The Company believes the terms on which it purchased such assets are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         In Fiscal 1999, the Company purchased certain paper plate manufacturing assets from Sweetheart Holdings Inc. ("Sweetheart") for $2.4 million. Also in Fiscal 1999, the Company entered into a five year operating lease with Sweetheart, whereby the Company leases certain paper cup manufacturing assets to Sweetheart with a net book value of $1.3 million for annual lease income of $.2 million. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms. The Company believes the terms on which it purchased manufacturing assets from Sweetheart, and leases manufacturing assets to Sweetheart are at least as favorable as those it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         In Fiscal 1998, the Company amended certain terms of the $2.6 million Promissory Note dated February 27, 1997, made by CEG in favor of the Company (the "CEG Note"). The 10% annual interest rate on the CEG Note was converted to pay-in-kind, the CEG Note's 2002 maturity was extended for an additional three years and the CEG Note was made subordinate to Senior Debt (as such term is defined therein). In connection with such amendment, the Company was also issued a warrant to purchase, for a nominal amount, 2.5% of CEG's common stock. The Company believes that the terms of such loan and the amendments thereto are no more favorable to CEG than those that CEG could otherwise have obtained from unrelated third parties and such terms were negotiated on an arm's length basis. The loan is included in other assets. The CEG Note was canceled on December 6, 1999 in partial consideration of the CEG Asset Purchase Agreement.

         In Fiscal 1998, the Company entered into an agreement with SF Holdings whereby the Company acquired for $7.0 million substantially all of SF Holding's rights under a Management Services Agreement dated August 31, 1993, as amended, and pursuant to which the Company has the right, subject to the direction of the board of directors of Sweetheart, to manage Sweetheart's day-to-day operations. In consideration of the Company's performance of services, the Company will be entitled to receive management fees from Sweetheart of $.7 million, $.9 million and $1.1 million in the first, second and third years, respectively, and $1.6 million per year for the remaining term of the Management Services Agreement. The Company believes that the terms of such agreement are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. The $7 million payment is included in other assets and is being amortized over the term of such agreement. Management fee income, net of amortization was $.5 million in Fiscal 1999, less than $.1 million in the 1998 Transition Period, and $.1 million in Fiscal 1998.

         In Fiscal 1998, the Company purchased a 38.2% ownership interest in Fibre Marketing Group, LLC ("Fibre Marketing"), a waste paper recovery business, from a director of the Company for $.2 million. Four M is also a member of Fibre Marketing. The Company granted Sweetheart the right to acquire 50% of the Company's interest in Fibre Marketing for $.1 million. The Company believes that the terms on which it purchased such interest are at least as favorable as those it could otherwise have obtained from an unrelated third party and were negotiated on an arm's length basis.

         Net sales to CEG were $26.9 million in Fiscal 1999, $6.9 million in the 1998 Transition Period, $17.0 million in Fiscal 1998 and $7.8 million in Fiscal 1997. Accounts receivable from CEG was $13.3 million at September 26, 1999 compared to $.5 million at July 26, 1998. Net sales to Sweetheart were $4.3 million in Fiscal 1999. Net purchases from Sweetheart were $6.8 million in Fiscal 1999, $.1 million in the 1998 Transition Period and $.2 million in Fiscal 1998. Net sales to Fibre Marketing were $3.9 million in Fiscal 1999, $.4 million in the 1998 Transition Period, $4.2 million in Fiscal 1998 and $3.6 million in Fiscal 1997. The Company also purchases corrugated containers from Four

M, which were $1.8 million in Fiscal 1999, $.2 million in the 1998 Transition Period, $1.1 million in Fiscal 1998 and $.9 million in Fiscal 1997. The Company believes that the terms on which it sold or purchased products from related parties are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. In Fiscal 1998, the Company contracted with The Emerald Lady, Inc., an affiliate, to provide air transportation services. The Company incurred $.5 million for such services in Fiscal 1999, $.1 million in the 1998 Transition Period and $.3 million in Fiscal 1998. The Company believes that the terms on which it purchases such services are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. All of the above mentioned affiliates are under the common control of the Company's Chief Executive Officer.

         At September 26, 1999, the Company had loan receivables from its Chief Executive Officer totaling $275,000 plus accrued interest at 10%. During Fiscal 1999, the Company also had a $150,000 loan receivable with another executive officer plus accrued interest at 5.39% which was paid in full in June 1999.

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


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1) - Financial Statements

         The following financial statements of the Company are included in this report:

            Independent   Auditors'   Report                                F-1
            Balance  Sheets  as  of September  26,  1999  and
            July 26,  1998                                                  F-2
            Statements  of Operations and Comprehensive Income
              (Loss) for the year ended September 26, 1999, the nine week transition period ended September 27, 1998, and the years ended July 26, 1998 and July 27, 1997 F-3
            Statements of Cash Flows for the year ended  September 26, 1999, the nine week transition period ended September 27, 1998, and the years ended July 26, 1998 and July 27, 1997 F-4
            Notes to Financial Statements                                   F-5

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

       10.6 Indenture of Lease between Dennis Mehiel and the Company dated as of January 1, 1995.

       10.7 Assignment and Assumption Agreement, dated as of March 12, 1998 between the Company and SF Holdings Group, Inc.

       10.8 Tax Sharing Agreement, dated as of March 12, 1998 between SF Holdings Group, Inc. and the Company.

       10.9 License Agreement, dated as of March 12, 1998 between Creative Expressions Group, Inc. and the Company.

       10.10* Asset Purchase Agreement, dated as of December 6, 1999 between Creative Expressions Group, Inc and the Company.

       27.1*    Financial Data Schedule.

-----------------
 *  filed herein.

(b) No reports were filed on Form 8-K during the fourth quarter ended September 26, 1999.

                                   SIGNATURES

                  Pursuant to the requirements of Section 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on December 23, 1999.

                                        THE FONDA GROUP, INC.


                                        By: /s/ DENNIS MEHIEL
                                           -------------------------------
                                                Dennis Mehiel
                                                Chairman of the Board and
                                                Director

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

      Signature                           Title(s)                 Date
      ---------                           --------                 ----
  /s/ DENNIS MEHIEL                Chairman of the Board and   December 23, 1999
  ----------------------------     Chief Executive Officer
      Dennis Mehiel                (Principal Executive
                                   Officer)

  /s/ ROBERT KORZENSKI             President, Chief Operating  December 23, 1999
  ----------------------------     Officer and Director
      Robert Korzenski

  /s/ THOMAS ULEAU                 Executive Vice President    December 23, 1999
  ----------------------------     and Director
      Thomas Uleau

  /s/ HANS H. HEINSEN              Senior Vice President,      December 23, 1999
  ----------------------------     Chief Financial
      Hans H. Heinsen              Officer and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)

  /s/ ALFRED B. DELBELLO           Vice Chairman               December 23, 1999
  ----------------------------
      Alfred B. DelBello

  /s/ JAMES J. ARMENAKIS           Director                    December 23, 1999
  ----------------------------
      James J. Armenakis

  /s/ GAIL BLANKE                  Director                    December 23, 1999
  ----------------------------
      Gail Blanke

  /s/ JOHN A. CATSIMATIDIS         Director                    December 23, 1999
  ----------------------------
      John A. Catsimatidis

  /s/ CHRIS MEHIEL                 Director                    December 23, 1999
  ----------------------------
      Chris Mehiel

  /s/ JEROME T. MULDOWNEY          Director                    December 23, 1999
  ----------------------------
      Jerome T. Muldowney

  /s/ G. WILLIAM SEAWRIGHT         Director                    December 23, 1999
  ----------------------------
      G. William Seawright

  /s/ LOWELL P. WEICKER, JR.       Director                    December 23, 1999
  ----------------------------
      Lowell P. Weicker, Jr.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
The Fonda Group, Inc.


         We have audited the accompanying balance sheets of The Fonda Group, Inc. as of September 26, 1999 and July 26, 1998 and the related statements of operations and comprehensive income (loss), and cash flows for the year ended September 26, 1999, the nine week transition period ended September 27, 1998, and the years ended July 26, 1998 and July 27, 1997. Our audits also included the financial statement schedule listed at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of The Fonda Group, Inc. as of September 26, 1999 and July 26, 1998 and the results of its operations and its cash flows for the year ended September 26, 1999, the nine week transition period ended September 27, 1998, and the years ended July 26, 1998 and July 27, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Stamford, Connecticut
December 15, 1999

                              THE FONDA GROUP, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                   September 26,      July 26,
                                                                         1999           1998
                                                                         ----           ----
ASSETS
Current assets:
    Cash                                                                   $ 109        $ 16,361
    Accounts receivable, less allowance for doubtful
      accounts of $725 and $789, respectively                             25,611          29,385
    Due from affiliates                                                   14,980           1,584
    Inventories                                                           40,794          34,803
    Deferred income taxes                                                  6,205           5,469
    Other current assets                                                   6,254           2,086
                                                                    -------------  --------------
        Total current assets                                              93,953          89,688
Property, plant and equipment, net                                        51,922          48,151
Goodwill, net                                                             19,358          21,462
Other assets, net                                                         19,172          19,227
                                                                    -------------  --------------
TOTAL ASSETS                                                            $184,405        $178,528
                                                                    =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                     $ 12,505         $ 7,077
   Accrued expenses and other current liabilities                         19,207          24,867
   Current maturities of long-term debt                                      551             595
                                                                    -------------  --------------
      Total current liabilities                                           32,263          32,539
Long-term debt                                                           132,892         121,767
Other liabilities                                                          1,893           1,896
Deferred income taxes                                                      4,026           4,771
                                                                    -------------  --------------
      Total liabilities                                                  171,074         160,973
                                                                    -------------  --------------
Stockholders' equity:
  Common stock, $.01 par value, 1,000 shares authorized,
   100 shares issued and outstanding                                           -               -
  Other comprehensive income                                                  79               -
  Retained earnings                                                       13,252          17,555
                                                                    -------------  --------------
      Total stockholders' equity                                          13,331          17,555
                                                                    -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $184,405        $178,528
                                                                    =============  ==============


                       See notes to financial statements.

                              THE FONDA GROUP, INC.
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                                      Nine
                                                    Year              Weeks
                                                    Ended             Ended
                                                September 26,      September 27,             Years Ended
                                                    1999                1998       July 26, 1998    July 27, 1997
                                                    ----                ----       -------------    -------------
Net sales                                           $ 262,837          $ 42,593       $271,402         $252,513
Cost of goods sold                                    225,509            36,126        222,509          201,974
                                                --------------    --------------  -------------   --------------
    Gross profit                                       37,328             6,467         48,893           50,539

Selling, general and administrative expenses           28,810             5,601         34,450           31,527
Other income, net                                        (963)             (351)       (14,947)          (1,608)
                                                --------------    --------------  -------------   --------------
    Income from operations                              9,481             1,217         29,390           20,620
Interest expense (net of interest income
 of $783, $251, $557 and $490)                         11,926             1,796         12,006            9,017
                                                --------------    --------------  -------------   --------------
    Income (loss) before income taxes
       and extraordinary loss                          (2,445)             (579)        17,384           11,603
Provision (benefit) for income taxes                     (577)             (238)         7,127            4,872
                                                --------------    --------------  -------------   --------------
    Income (loss) before extraordinary loss            (1,868)             (341)        10,257            6,731
Extraordinary loss from debt
 extinguishment, net                                        -                 -              -            3,495
                                                --------------    --------------  -------------   --------------
    Net income (loss)                                $ (1,868)           $ (341)      $ 10,257          $ 3,236
                                                ==============    ==============  =============   ==============
Comprehensive income (loss):
    Net income (loss)                                $ (1,868)           $ (341)      $ 10,257          $ 3,236
    Minimum pension liability adjustment
      (net of $51 income tax)                              79                 -              -                -
                                                --------------    --------------  -------------   --------------
    Total comprehensive income (loss)                $ (1,789)           $ (341)      $ 10,257          $ 3,236
                                                ==============    ==============  =============   ==============

                       See notes to financial statements.

                              THE FONDA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Nine
                                                             Year              Weeks
                                                            Ended              Ended              Years Ended
                                                         September 26,      September 27,     July 26,      July 27,
                                                             1999               1998            1998          1997
                                                       ---------------    --------------  ------------- -------------
Operating activities:
 Net income (loss)                                           $ (1,868)           $ (341)      $ 10,257       $ 3,236
Adjustments to  reconcile  net income  (loss) to net cash  provided by (used in)
    operating activities:
   Depreciation and amortization                                6,598             1,039          6,156         4,954
   Write-off of unamortized debt discount
      and issuance costs                                            -                 -              -         4,234
   Interest capitalized on debt                                     -                 -              -           684
   Provision for doubtful accounts                                419                20            388           457
   Deferred income taxes                                         (437)              294            (61)        3,005
   Net gain on business and equipment dispositions
      and settlement of long-term contracts                       (72)             (201)       (16,333)            -
   Changes in assets and liabilities:
      Accounts receivable                                       5,238            (2,130)          (795)       (2,007)
      Due from affiliates                                     (13,979)              583           (377)         (213)
      Inventories                                              (3,571)           (2,420)         5,171        (1,178)
      Other current assets                                     (2,611)              143          1,978        (3,273)
      Accounts payable and accrued expenses                     2,666            (4,499)         1,394        (2,299)
      Other                                                       (53)              (80)          (765)          673
                                                       ---------------    --------------  ------------- -------------
    Net cash provided by (used in)
      operating activities                                     (7,670)           (7,592)         7,013         8,273
                                                       ---------------    --------------  ------------- -------------
Investing activities:
 Capital expenditures                                         (12,379)             (748)        (7,039)      (10,363)
 Proceeds from business and
   equipment dispositions                                         762               294         34,793             -
 Payments for business acquisitions                                 -                 -         (6,901)      (23,043)
 Payment for Management Services Agreement                          -                 -         (7,000)            -
 Note receivable from affiliate                                     -                 -              -        (2,600)
                                                       ---------------    --------------  ------------- -------------
   Net cash provided by (used in)
      investing activities                                    (11,617)             (454)        13,853       (36,006)
                                                       ---------------    --------------  ------------- -------------
Financing activities:
 Revolving credit borrowings (repayments), net                 11,710                 -              -       (32,842)
 Proceeds from long-term debt                                       -                 -              -       120,000
 Repayments of long-term debt                                    (576)              (53)          (625)      (49,879)
 Redemption of common stock                                         -                 -         (9,788)         (203)
 Debt issuance costs                                                -                 -              -        (4,902)
                                                       ---------------    --------------  ------------- -------------
   Net cash provided by (used in)
      investing activities                                     11,134               (53)       (10,413)       32,174
                                                       ---------------    --------------  ------------- -------------
Net increase (decrease) in cash                                (8,153)           (8,099)        10,453         4,441
Cash, beginning of period                                       8,262            16,361          5,908         1,467
                                                       ---------------    --------------  ------------- -------------
Cash, end of period                                             $ 109           $ 8,262       $ 16,361       $ 5,908
                                                       ===============    ==============  ============= =============

                       See notes to financial statements.

                              THE FONDA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.  BUSINESS

         On March 12, 1998, all of the outstanding shares of The Fonda Group, Inc. (the "Company") were converted into shares of SF Holdings Group, Inc. ("SF Holdings"), a Delaware corporation principally owned by the majority stockholder of the Company, pursuant to a merger whereby the stockholders of the Company became stockholders of SF Holdings and the Company became a wholly-owned subsidiary of SF Holdings (the "Merger"). Each share of Class A and Class B Common Stock of the Company, and options and warrants to purchase such shares, were converted into shares of Class A or Class B common stock, or options and warrants to purchase such shares, as the case may be, of SF Holdings.

         The Company operates in one business segment and is a leading converter and marketer of a broad line of disposable paper foodservice products. The Company sells its products under both branded and private labels to the consumer and institutional markets and participates at all major price points. The Company believes it is a market leader in the sale of premium white, colored and custom-printed napkins, placemats, tablecovers and food trays and in the sale of private label consumer paper plates, bowls and cups. The Company also manufactures disposable party goods products including paper plates and napkins, which it sells to Creative Expressions Group, Inc. ("CEG"), a company under common management control, in the disposable party goods products business (see Notes 15 and 19).

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

         Fiscal Year--In October 1998, the Company's Board of Directors approved a change in the Company's fiscal year from the fifty-two or fifty-three week period which ends on the last Sunday in July to the same number of weekly periods ending on the last Sunday in September. Fiscal 1999 was the fifty-two week period ended September 26, 1999. The nine week period from July 27, 1998 to September 27, 1998 (the "1998 Transition Period") has been treated as a transition period that was not part of Fiscal 1998 or Fiscal 1999. Fiscal 1998 and Fiscal 1997 were fifty-two week periods ended July 26, 1998 and July 27, 1997, respectively.

         Revenue recognition--Revenue is recognized upon shipment of product.

         Reclassifications--Certain prior year amounts have been reclassified to conform to the current year presentation.

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

         Debt Issuance Costs--Included in other assets are unamortized debt issuance costs of $3.8 million at September 26, 1999 and $4.4 million at July 26, 1998 incurred in connection with obtaining financing which are being amortized over the terms of the respective borrowing agreements.

         Fair Value of Financial Instruments--The carrying amounts of financial instruments included in current assets and liabilities approximate their estimated fair value because of the relatively short maturities of these instruments. The estimated fair value of the Notes (as defined below), which is thinly traded, are approximately 87% of carrying amounts based on recent trading prices.

         Impact of Recently Issued Accounting Standards-- In Fiscal 1999, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, Reporting Comprehensive Income (see Statements of Operations and Comprehensive Income (Loss), Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (see Note 1) and Statement No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits (see Note 16). Statement No. 133 Accounting for Derivative Instruments and Hedging Activities establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the statement of financial position. The Company is in the process of evaluating the new statement, which is effective for Fiscal 2001.

3.  BUSINESS ACQUISITIONS

         The following acquisitions have been accounted for under the purchase method and their results of operations have been included in the statements of operations since the respective dates of acquisition. Goodwill amortization was $1.2 million in Fiscal 1999, $.2 million in the 1998 Transition Period, $1.0 million in Fiscal 1998 and $.4 million in Fiscal 1997. Accumulated amortization was $3.0 million and $1.6 million at September 26, 1999 and July 26, 1998, respectively.

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

         Also in June 1997, the Company acquired from Tenneco, Inc. net assets relating to the manufacture of placemats and other disposable tabletop products for $7.0 million, including acquisition costs. The excess of the purchase price over the Company's evaluation of the fair value of the net assets acquired was $1.3 million and has been recorded as goodwill.

4.  OTHER INCOME, NET

         On March 24, 1998, the Company consummated an agreement to sell substantially all of the fixed assets and certain related working capital of its specialty and deep tone tissue mill (the "Mill"). In addition, on July 1, 1998, the Company consummated an agreement with the owner of the co-generation facility at the Mill, whereby the owner of such facility terminated its obligation to supply steam to the Mill and to make certain land lease payments. As a result of these transactions, the Company realized net proceeds of $38.5 million and recorded a gain of $15.9 million which was included in other income, net. Such net proceeds included a $3.7 million note receivable (included in other assets) from the disposition of the Mill, due in March 2008, with 5.7% interest payable in the form of additional notes receivable. Pursuant to an asset sale covenant under the indenture covering the Notes (see Note 10), the Company reinvested approximately $10 million of such net proceeds in fixed assets within 270 days of such disposition.

         In May 1998, the Company decided to close its administrative offices in St. Albans, Vermont and relocate such offices, including its principal executive offices, to Oshkosh, Wisconsin. The Company accrued $.5 million in 1998 for severance and other costs relating to such relocation, which was spent in Fiscal 1999.

         In Fiscal 1997, other income, net includes a net $2.9 million from the settlement of a lawsuit. Partially offsetting this gain was a $1.3 million charge for anticipated costs of the closure of the Company's Three Rivers, Michigan facility. The charge covers the costs for the termination of employees as well as costs to maintain the facility until its disposition, which occurred in Fiscal 1999.

5.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                  September 26,        July 26
                                                       1999             1998
                                                 --------------   -------------
     Raw materials and supplies                       $ 23,032        $ 15,663
     Work-in-process                                       260             194
     Finished goods                                     17,502          18,946
                                                 --------------   -------------
                                                      $ 40,794        $ 34,803
                                                 ==============   =============

6.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):

                                            Lives In    September 26,   July 26,
                                              Years         1999          1998
                                           ---------    -----------     --------
     Land and buildings                       20-40       $ 22,690      $ 21,958
     Machinery and equipment                  3-12          52,011        43,241
     Leasehold improvements                   5-10           1,194           923
     Construction in progress                                1,382         2,732
                                                        -----------     --------
                                                            77,277       68,854
     Less: accumulated depreciation                        (25,355)     (20,703)
                                                        -----------     --------
                                                          $ 51,922     $ 48,151
                                                        ===========    =========

         Depreciation expense was $4.5 million in Fiscal 1999, $.7 million in the 1998 Transition Period, $4.3 million in Fiscal 1998 and $3.9 million in Fiscal 1997. In addition, property, plant and equipment includes buildings under capital lease at a cost of $2.2 million and a net book value of $1.5 million at September 26, 1999 and $1.6 million at July 26, 1998.

7.  CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographical regions.

8.  OTHER ASSETS

         Other assets consist of the following (in thousands):

                                               September 26,      July 26,
                                                    1999             1998
                                                -----------      ---------
     Notes receivable                              $ 7,118        $ 6,479
     Management Services Agreement, net              6,413          6,867
     Debt issuance costs, net                        3,786          4,446
     Other                                           1,855          1,435
                                                  --------       --------
                                                  $ 19,172       $ 19,227
                                                  ========       ========

9.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consist of the following (in thousands):

                                                  September 26,     July 26,
                                                       1999            1998
                                                  ------------      ---------
     Compensation and  benefits                      $ 9,543        $ 10,763
     Interest payable                                    975           4,622
     Promotion and sales allowances                    3,435           2,447
     Other                                             5,254           7,035
                                                     --------       --------
                                                     $ 19,207        $ 24,867
                                                     ========        ========

10.  LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                   September 26,     July 26,
                                                       1999            1998
                                                   -------------     --------
     Senior Subordinated Notes                       $120,000        $120,000
     Revolving credit agreement                        11,710               -
     Other                                              1,733           2,362
                                                     --------        --------
                                                      133,443         122,362
     Less amounts due within one year                     551             595
                                                     --------        --------
                                                     $132,892        $121,767
                                                     ========        ========

         In Fiscal 1997, the Company issued $120 million of 9 1/2% Series A Senior Subordinated Notes due 2007 (the "Notes") with interest payable semi-annually. Proceeds from the issuance of the Notes were primarily used to retire debt. The Company incurred a $3.5 million extraordinary loss (net of a $2.5 million income tax benefit) in connection with the early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized discount and prepayment penalties.

         The Company has a $50 million revolving credit agreement with a bank, expiring March 31, 2001 and collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. At September 26, 1999, $27.8 million was the maximum advance available based upon eligible collateral. A commitment fee of
 .375% per annum is charged on the unutilized portion of the facility. At September 26, 1999, borrowings were available at the bank's prime rate (8.50%) plus .25% and at LIBOR (approximately 5.38%) plus 2.25%.

         The  revolving   credit   agreement  and  the  Notes  contain   certain
restrictive covenants with respect to, among others, (i) mergers and acquisitions, (ii) capital expenditures, (iii) asset sales, (iv) dividends, and
(v) additional indebtedness. In addition, the revolving credit agreement requires that the Company satisfy certain financial covenants.

11.  STOCKHOLDERS' EQUITY

         Prior to the Merger, the Company paid $9.8 million in Fiscal 1998 and $.2 million in Fiscal 1997 to repurchase shares of its then outstanding Class A Common Stock and its Class A Common Stock subject to a redemption agreement ("Redeemable Common") from its stockholders. The repurchase of the Redeemable Common for less than the present value of the liquidation amount as of the date of repurchase resulted in a credit to retained earnings in Fiscal 1997. In conjunction with the Merger, the treasury stock was canceled and the outstanding Redeemable Common were converted into shares of redeemable common stock of SF Holdings and the book value of the Redeemable Common at that date was credited to retained earnings.

         In Fiscal 1998, the Company's Board of Directors granted the Company's majority stockholder options to purchase shares of Class A Common Stock at an option price equal to the current market value. In conjunction with the Merger, such options were converted into options to purchase shares of Class A common stock of SF Holdings. The proforma effect of such options on compensation expense, as required by SFAS No. 123, was less than $.1 million in each of Fiscal 1999, the 1998 Transition Period and Fiscal 1998.

         The changes in retained earnings consists of the following (in thousands):

                                                                      Nine
                                                    Year              Weeks
                                                    Ended             Ended               Years Ended
                                                September 26,     September 27,    July 26, 1998  July 27, 1997
                                                    1999              1998            1998           1997
                                               --------------    --------------  -------------  -------------
                                                    $ 17,214          $ 17,555       $ 11,643        $ 8,371
Net income (loss)                                     (1,868)             (341)        10,257          3,236
Purchase of affiliate assets in excess
   of affiliates book value (see Note 15)             (2,094)                -              -              -
Transfer of liquidation value of
  redeemable common stock                                  -                 -          2,118            100
Accretion of redeemable common stock                       -                 -            (43)           (64)
Retirement of treasury stock                               -                 -         (6,420)             -
                                               --------------    --------------  -------------  -------------
                                                    $ 13,252          $ 17,214       $ 17,555       $ 11,643
                                               ==============    ==============  =============  =============

         The Fonda Group, Inc. Stock Appreciation Unit Plan provides for the granting of up to 200,000 units to key executives of the Company. A grantee is entitled to the appreciation in a unit's value from the date of the grant to the date of its redemption. Unit value is based upon a formula consisting of net income (loss) and book value criteria and grants vest over a five-year period. The Company granted 15,560 units in Fiscal 1998 and 10,980 units in Fiscal 1997 at an aggregate value on the date of grant of $.9 million and $.4 million, respectively. There were no units granted in Fiscal 1999. The Company recorded compensation expense of $.5 million in Fiscal 1998 and $.1 million in Fiscal 1997. No compensation expense was required to be recorded in Fiscal 1999 or in the 1998 Transition Period. As of September 26, 1999, 40,530 units are outstanding.

12. INCOME TAXES

         The provision (benefit) for income taxes consists of the following (in thousands):
                                           Nine
                          Year             Weeks
                         Ended             Ended                Years Ended
                      September 26,     September 27,     July 26,     July 27,
                          1999             1998             1998         1997
                      -------------    --------------   ------------  ----------
    Current:
       Federal            $ (325)         $ (416)        $ 5,430       $ 1,449
       State                 185            (116)          1,758           418
                      -----------    ------------       ---------     --------
                            (140)           (532)          7,188        1,867
                      -----------    ------------       ---------    --------
    Deferred:
       Federal              (238)            228             156        2,328
       State                (199)             66            (217)         677
                      -----------    ------------       ---------    --------
                            (437)            294             (61)       3,005
                      -----------    ------------       ---------    --------
                          $ (577)         $ (238)        $ 7,127      $ 4,872
                      ===========    ============       =========    ========

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets (liabilities) result from temporary differences as follows (in thousands):

                                                      September 26,    July 26,
                                                          1998           1998
                                                      -------------   ---------
Deferred tax assets:
   Capitalized inventory costs                             $ 819         $ 710
   Allowance for doubtful accounts receivable                443           636
   Accruals for health insurance and other
   employee benefits                                       2,649         1,852
   Inventory and sales related reserves                    2,111           996
   Pension reserve                                            43           384
   Benefit of tax carryforwards                               96           233
   Other                                                     389           993
                                                     ------------   -----------
                                                           6,550         5,804
Deferred tax liabilities:
   Depreciation                                           (4,371)       (5,106)
                                                     ------------   -----------
                                                         $ 2,179         $ 698
                                                     ============   ===========

         A reconciliation of the income tax provision (benefit) to the amount computed using the federal statutory rate is as follows (in thousands):

                                                                     Nine
                                                   Year              Weeks
                                                  Ended              Ended               Years Ended
                                               September 26,     September 27,      July 26,        July 27,
                                                   1999              1998            1998            1997
                                               -------------     --------------  -------------   -----------
Income tax at statutory rate                      $ (856)            $ (202)       $ 6,084         $ 4,061
State income taxes (net of federal benefit)            8                (32)           947             712
Non-deductible goodwill                               70                  -              -               -
Meals and entertainment                               44                  -              -               -
Other                                                157                 (4)            96              99
                                               ----------     --------------  -------------   -------------
                                                  $ (577)            $ (238)       $ 7,127         $ 4,872
                                               ==========     ==============  =============   =============

         At September 26, 1999, the Company has $1.9 million of state net operating loss carryforwards which expire at various dates from 2003 through 2020. For federal income tax purposes, these net operating losses will be carried back to Fiscal 1998.

         SF Holdings and the Company intend to file consolidated Federal income tax returns and pursuant to a tax sharing agreement, the Company will pay SF Holdings its allocable share of the consolidated group's consolidated Federal income tax liability, which, in general, will equal the tax liability the Company would have paid if it had filed separate tax returns.

13.   LEASES

         The Company leases certain of its facilities and equipment under operating leases. Future minimum payments under noncancellable operating leases with remaining terms of one year or more are $2.4 million in Fiscal 2000, $1.8 million in Fiscal 2001, $1.7 million in Fiscal 2002, $1.6 million in Fiscal 2003, $1.6 million in Fiscal 2004, and $2.9 million thereafter.

         Rent expense was $3.8 million in Fiscal 1999, $.3 million in the 1998 Transition Period, $2.0 million in Fiscal 1998 and $2.0 million in Fiscal 1997.

14.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  Nine
                                                Year              Weeks
                                                Ended             Ended               Years Ended
                                            September 26,      September 27,      July 26,       July 27,
                                                1999              1998            1998           1997
                                            --------------    --------------  -------------  -------------
 Cash paid during the period for:
   Interest, including $192 capitalized
    in Fiscal 1998 and $163 in 1997              $ 12,032           $ 5,711       $ 12,104        $ 5,018
   Income taxes, net of refunds                     1,718              (165)         4,532            614
 Businesses acquired:
  Fair value of assets acquired,
    including goodwill                                                             $ 8,874       $ 23,637
  Liabilities assumed                                                                1,973            594
                                                                              -------------  -------------
  Cash paid                                                                        $ 6,901       $ 23,043
                                                                              =============  =============

15.   RELATED PARTY TRANSACTIONS

         The Company leases a building in Jacksonville, Florida from the majority stockholder of SF Holdings on terms the Company believes are no less favorable than could be obtained from independent third parties and were negotiated on an arm's length basis. Annual payments under the lease are $.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, the majority stockholder can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated it operations at this facility and had been seeking a sublease tenant. Effective October 1, 1999, Four M Corporation ("Four M"), an affiliate, has assumed a portion of the obligations under this lease. Rent expense, net of sublease income on a portion of the premises subleased through May 1998 to Four M, was $.1 million in Fiscal 1999, less than $.1 million in the 1998 Transition Period, and $.1 million in both Fiscal 1998 and 1997.

         In Fiscal 1998, the Company entered into a license agreement with CEG, whereby CEG was granted the exclusive rights to use certain of the Company's trademarks and trade names in connection with the manufacture, distribution and sale of disposable party goods products for a period of five years, subject to extension. In connection therewith, the Company has received an annual royalty equal to 5% of CEG's cash flow, as determined in accordance with a formula specified in such agreement. In Fiscal 1999, the Company entered into an exclusive manufacture and supply agreement with CEG (together with the before mentioned license agreement, the "CEG Agreements"). Pursuant to such agreement, and until December 6, 1999, the Company manufactured and supplied all of CEG's requirements for, among other items, disposable paper plates, cups, napkins and tablecovers. The Company sold such manufactured products to CEG in accordance with a formula based on the Company's cost. Also in Fiscal 1999, the Company purchased certain manufacturing assets from CEG for $4.9 million and entered into operating leases whereby the Company leases to CEG certain non-manufacturing assets for annual lease income of $.1 million. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms. The assets purchased from CEG were recorded in machinery and equipment as a carryover of CEG's book value ($1.4 million) and the excess of the purchase price over such CEG amounts was charged to retained earnings. The Company believes the terms on which it (i) granted licence rights to CEG, (ii) manufactures and supplies products for CEG, (iii) purchased manufacturing assets from CEG, and (iv) leased non-manufacturing assets to CEG are at least as favorable as those it could have obtained from unrelated third parties and were negotiated on an arm's length basis. Pursuant to the CEG Asset Purchase Agreement (see Note 19), the Company will cancel the CEG Agreements.

         In Fiscal 1999, the Company purchased certain paper plate manufacturing assets from Sweetheart Holdings Inc. ("Sweetheart"), an affiliate, for $2.4 million. Also in Fiscal 1999, the Company entered into a five year operating lease with Sweetheart, whereby the Company leases certain paper cup manufacturing assets to Sweetheart with a net book value of $1.3 million for annual lease income of $.2 million. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms. The Company believes the terms on which it purchased manufacturing assets from Sweetheart, and leases manufacturing assets to Sweetheart are at least as favorable as those it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         In Fiscal 1998, the Company amended certain terms of the $2.6 million Promissory Note dated February 27, 1997, made by CEG in favor of the Company (the "CEG Note"). The 10% annual interest rate on the CEG Note was converted to pay-in-kind, the CEG Note's 2002 maturity was extended for an additional three years and the CEG Note was made subordinate to Senior Debt (as such term is defined therein). In connection with such amendment, the Company was also issued a warrant to purchase, for a nominal amount, 2.5% of CEG's common stock. The Company believes that the terms of such loan and the amendments thereto are no more favorable to CEG than those that CEG could otherwise have obtained from unrelated third parties and such terms were negotiated on an arm's length basis. The loan is included in other assets. The CEG Note was canceled on December 6, 1999 in partial consideration of the CEG Asset Purchase Agreement (see Note 19).

         In Fiscal 1998 the Company entered into a ten year agreement with SF Holdings whereby the Company acquired for $7.0 million substantially all of SF Holding's rights under a Management Services Agreement dated August 31, 1993, as amended, and pursuant to which the Company has the right, subject to the direction of the board of directors of Sweetheart, to manage Sweetheart's day-to-day operations. In consideration of the Company's performance of services, the Company will be entitled to receive management fees from Sweetheart of $.7 million, $.9 million and $1.1 million in the first, second and third years, respectively, and $1.6 million per year for the remaining term of the Management Services Agreement. The Company believes that the terms of such agreement are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. The $7.0 million payment is included in other assets and is being amortized over the term of such agreement. Management fee income, net of amortization was $.5 million in Fiscal 1999, less than $.1 million in the 1998 Transition Period, and $.1 million in Fiscal 1998.

         In Fiscal 1998, the Company purchased a 38.2% ownership interest in Fibre Marketing Group, LLC ("Fibre Marketing"), a waste paper recovery business, from a director of the Company for $.2 million. Four M is also a member of Fibre Marketing. The Company granted Sweetheart the right to acquire 50% of the Company's interest in Fibre Marketing for $.1 million. The Company believes that the terms on which it purchased such interest are at least as favorable as those it could otherwise have obtained from an unrelated third party and were negotiated on an arm's length basis.

         Net sales to CEG were $26.9 million in Fiscal 1999, $6.9 million in the 1998 Transition Period, $17.0 million in Fiscal 1998 and $7.8 million in Fiscal 1997. Accounts receivable from CEG was $12.6 million at September 26, 1999 compared to $.5 million at July 26, 1998. Such increase was primarily due to increased sales to CEG as a result of the CEG Agreements as well as extended payment terms. Net sales to Sweetheart were $4.3 million in Fiscal 1999. Net purchases from Sweetheart were $6.8 million in Fiscal 1999, $.1 million in the 1998 Transition Period and $.2 million in Fiscal 1998. Net sales to Fibre Marketing were $3.9 million in Fiscal 1999, $.4 million in the 1998 Transition Period, $4.2 million in Fiscal 1998 and $3.6 million in Fiscal 1997. The Company also purchases corrugated containers from Four M, which were $1.8 million in Fiscal 1999, $.2 million in the 1998 Transition Period, $1.1 million in Fiscal 1998 and $.9 million in Fiscal 1997. The Company believes that the terms on which it sold or purchased products from related parties are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. In Fiscal 1998, the Company contracted with The Emerald Lady, Inc., an affiliate, to provide air transportation services. The Company incurred $.5 million for such services in Fiscal 1999, $.1 million in the 1998 Transition Period and $.3 million in Fiscal 1998. The Company believes that the terms on which it purchases such services are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. All of the above mentioned affiliates are under the common control of the Company's Chief Executive Officer.

         At September 26, 1999, the Company had demand loan receivables from its Chief Executive Officer totaling $275,000 plus accrued interest at 10%. During Fiscal 1999, the Company also had a $150,000 loan receivable with another executive officer plus accrued interest at 5.39% which was paid in full in June 1999.

16.  EMPLOYEE BENEFIT PLANS

         The Company provides certain union and non-union employees with retirement and disability income benefits under defined benefit pension plans. Pension costs are based upon the actuarially determined normal costs plus interest on and amortization of the unfunded liabilities. The benefits for participants in the non-union pension plans are frozen. In Fiscal 1999, the assets and obligations of a pension plan for a significant number of the Company's union employees were transferred to a multi-employer pension plan resulting in a $.2 million credit to income. The Company's policy is to annually fund the minimum contributions required by applicable regulations.

         The net periodic pension cost for benefits earned in the respective years is computed as follows (in thousands):

                                                       Nine
                                       Year            Weeks
                                       Ended           Ended               Years Ended
                                   September 26,     September 27,   July 26,       July 27,
                                       1999             1998          1998           1997
                                   -------------    -------------   ---------     ----------
Service cost                           $ 255           $ 44          $ 285           $ 433
Interest cost                            473             85            444             403
Return on plan assets                   (734)           217           (534)           (751)
Deferred gain                            269           (299)            93             487
                                     --------       --------        -------         -------
    Net periodic pension cost          $ 263           $ 47          $ 288           $ 572
                                     ========       ========        =======         =======

The funded status of the plans and the amount recognized in the balance sheets is as follows (in thousands):

                                                        September 26,   July 26,
                                                            1999          1998
                                                        -------------   --------
Change in benefit obligation:
Benefit obligation at beginning of period                  $ 6,850     $ 5,599
Service cost                                                   299         285
Interest cost                                                  558         444
Amendments                                                       -         219
Actuarial (gain) loss                                         (398)        280
Benefits paid                                                  (43)        (32)
Transfer to multi-employer plan                             (3,857)          -
Other                                                            -          55
                                                          ---------   ---------
Benefit obligation at end of period                          3,409       6,850
                                                          ---------   ---------
Change in plan assets:
Fair value of plan assets at beginning of period             6,144       5,016
Actual return on plan assets                                   517         534
Contributions to plan                                          782         626
Benefits paid                                                  (43)        (32)
Transfer to multi-employer plan                             (3,665)          -
                                                          ---------   ---------
Fair value of plan assets at end of period                   3,735       6,144
                                                          ---------   ---------

Funded status                                                  326        (706)
Unrecognized prior service cost                                 65         215
Unrecognized gain                                             (472)       (305)
Additional liability                                           (28)       (199)
Intangible asset                                                28          69
                                                          ---------   ---------
  Net liability                                              $ (81)     $ (926)
                                                          =========   =========

         For purposes of the above table, the benefit obligation at the beginning of Fiscal 1999 is as of July 26, 1998 and the changes in benefit obligation and in plan assets include amounts for the 1998 Transition Period. The actuarial present values of benefit obligations were determined using discount rates of 7.75% in Fiscal 1999 and 7% in Fiscal 1998. The expected rate of return on assets was assumed to be 8%. As of September 26, 1999 and July 26, 1998 the Company had plans with benefit obligations in excess of plan assets. Benefit obligations for such plans at September 26, 1999 and July 26, 1998 were $1.1 million and $4.7 million, respectively, and plan assets were $1.0 million and $3.8 million, respectively.

         The Company provides 401(k) savings and investment plans for the benefit of non-union employees. Employee contributions are matched at the discretion of the Company. The Company has a defined contribution benefit plan for all non-union employees for which contributions and costs are based on participant earnings. The costs for these plans were $3.1 million in Fiscal 1999, $.4 million in the 1998 Transition Period, $1.1 million in Fiscal 1998 and $.8 million in Fiscal 1997.

         The Company also participates in multi-employer pension plans for certain of its union employees. Contributions to these plans, at a defined rate per hour worked, amounted to $.7 million in Fiscal 1999, less than $.1 million in the 1998 Transition Period, $.6 million in Fiscal 1998 and $.6 million in Fiscal 1997.

17.  COMPARATIVE 1998 TRANSITION PERIOD INFORMATION

         The following summary information is derived from the audited results of operations for the nine week transition period ended September 27, 1998 and comparative unaudited results for the thirteen weeks ended October 26, 1997 (in thousands):

                                                       Nine            Thirteen
                                                       Weeks             Weeks
                                                       Ended             Ended
                                                  September 27,      October 26,
                                                       1998              1997
                                                   --------------    -----------
Net sales                                            $ 42,593          $ 70,658
Gross profit                                            6,467            13,139
Income(loss) before income taxes                         (579)            1,790
Net income(loss)                                         (341)            1,039


18. CONTINGENCIES

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

19.  SUBSEQUENT EVENT

     On December 3, 1999, CEG became an 87% owned subsidiary of SF Holdings. On December 6, 1999, pursuant to the CEG Asset Purchase Agreement, the Company purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights and customer lists. In addition, pursuant to the CEG Asset Purchase Agreement, the Company has agreed to purchase over a sixty day period certain inventory of CEG. The aggregate purchase price for such assets was $41 million including cash, the cancellation of certain notes and warrants and the assumption of certain liabilities. The agreement further provides that the Company may acquire other CEG assets in exchange for outstanding trade payables owed to the Company by CEG. In connection with this agreement, the Company will cancel the CEG Agreements (see Note 15). Upon the consummation of the CEG Asset Purchase Agreement, the Company will market, manufacture and distribute disposable party goods products directly to the specialty (party) channel of the Company's consumer market.

     The  following   unaudited  pro  forma  information  gives  effect  to  the transaction as if it had occurred at the beginning of the respective periods (in thousands):
                                                                   Nine
                                  Year             Weeks           Year
                                  Ended            Ended           Ended
                              September 26,     September 27,     July 26,
                                  1999              1998            1998
                              -------------     -------------     ---------
Net sales                        $ 341,863        $ 59,244        $338,969
Net income (loss)                   (5,112)             53           8,233

                                                                     SCHEDULE II

                              THE FONDA GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                             Additions
                                                     ------------------------
                                       Balance at    Charged to   Charged to                      Balance at
                                       beginning     costs and      other                            end
    Classification                     of period      expenses     accounts      Deductions       of period
    -----------------                --------------- -----------  -----------    -----------    ---------------
Allowance for Doubtful Accounts
    Year ended September 26, 1999         $ 804         419                         498  (1)         $ 725

    Transition Period ended
       September 27, 1998                 $ 789          20                           5  (1)         $ 804

    Year ended July 26, 1998              $ 961         388           28  (2)       535  (1)         $ 789
                                                                      57  (3)       110  (4)

    Year ended July 27, 1997              $ 549         457           --             45  (1)         $ 961

(1)  Amounts written off.
(2)  Additions relating to acquisitions.
(3)  Recoveries.
(4)  Deductions related to dispositions.