Form 10-Q
period 1999-12-26
FONDA GROUP INC
filed 2000-02-09
CIK 1037478

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

        (mark one)

     [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the thirteen weeks ended December 26, 1999

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
         Common Stock, $.01 par value, as of February 1, 2000:       100  Shares

                              THE FONDA GROUP, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


Part I - Financial Information


Item 1. Financial Statements (unaudited):                                  Page

         Balance Sheets as of December 26, 1999 and
            September 26, 1999 (audited)                                     3

         Statements of Operations for the thirteen weeks ended
            December 26, 1999 and December 27, 1998                          4

         Statements of Cash Flows for the thirteen weeks ended
            December 26, 1999 and December 27, 1998                          5

         Notes to Financial Statements                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       8


Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K                                   11

Signatures                                                                  12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              THE FONDA GROUP, INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                     December 26,    September 26,
                                                                        1999             1999
                                                                  --------------    --------------
                                                                    (unaudited)
ASSETS
Current assets:
    Cash                                                                  $ 517           $ 624
    Accounts receivable, less allowance for doubtful
      accounts of $2,393 and $2,049, respectively                        50,955          43,977
    Inventories                                                          60,558          62,648
    Due from affiliates, net                                              1,536           1,684
    Deferred income taxes                                                 6,415           6,205
    Other current assets                                                  5,331           7,386
                                                                  --------------    ------------
      Total current assets                                              125,312         122,524
Due from SF Holdings                                                      2,846               -
Property, plant and equipment, net                                       50,821          51,922
Goodwill, net                                                            19,064          19,358
Other assets, net                                                        12,422          16,598
                                                                  --------------    ------------
                                                                      $ 210,465       $ 210,402
                                                                  ==============    ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                    $ 13,802        $ 15,611
   Accrued expenses and other current liabilities                        30,080          26,041
   Current maturities of long-term debt                                     551             551
                                                                  --------------    ------------
      Total current liabilities                                          44,433          42,203
Due to SF Holdings                                                            -          17,175
Long-term debt                                                          146,841         132,892
Other liabilities                                                         1,867           1,952
Deferred income taxes                                                     4,105           4,026
                                                                  --------------    ------------
      Total liabilities                                                 197,246         198,248

Stockholder's equity:
  Common stock, $.01 par value, 1,000 shares authorized,
   100 shares issued and outstanding                                          -               -
  Other comprehensive income                                                 79              79
  Retained earnings                                                      13,140          12,075
                                                                  --------------    ------------
      Total stockholder's equity                                         13,219          12,154
                                                                  --------------    ------------
                                                                      $ 210,465       $ 210,402
                                                                  ==============    ============

                       See notes to financial statements.

                              THE FONDA GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                                 (in thousands)

                                                         Thirteen Weeks Ended
                                                   -----------------------------
                                                    December 26,    December 27,
                                                        1999           1998
                                                   -----------------------------
Net sales                                              $ 97,572        $ 85,920
Cost of goods sold                                       78,672          68,795
                                                    ------------   -------------
    Gross profit                                         18,900          17,125

Selling, general and administrative expenses             13,000          13,089
Other income, net                                           (75)           (111)
                                                    ------------   -------------
    Income from operations                                5,975           4,147
Interest expense (net of interest income
 of $83 and $202)                                         4,200           4,255
                                                    ------------   -------------
    Income (loss) before income taxes                     1,775            (108)
Income tax provision (benefit)                              710             (34)
                                                    ------------   -------------
    Net income (loss)                                   $ 1,065           $ (74)
                                                    ============   =============

                       See notes to financial statements.


                              THE FONDA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                                                      Thirteen Weeks Ended
                                                              -----------------------------------
                                                                 December 26,        December 27,
                                                                    1999                 1998
                                                              -----------------------------------
Operating activities:
 Net income (loss)                                                 $ 1,065              $ (74)
 Adjustments to reconcile  net income  (loss) to net cash
    provided by operating activities:
   Depreciation and amortization                                     1,829              1,437
   Provision for doubtful accounts                                     595                171
   Deferred income taxes                                              (131)                23
   Loss on equipment dispositions                                       39                  2
   Changes in assets and liabilities:
      Accounts receivable                                           (7,775)             2,701
      Due to affiliates                                                148                 33
      Inventories                                                    2,090              1,544
      Other current assets                                           2,016               (310)
      Accounts payable and accrued expenses                          2,269             (4,219)
      Other                                                            (83)             1,216
                                                             --------------      -------------
   Net cash provided by operating activities                         2,062              2,524
                                                             --------------      -------------
Investing activities:
 Capital expenditures                                                 (252)            (3,332)
 Proceeds from equipment dispositions                                   28                  8
 Due from SF Holdings                                              (15,894)            (5,927)
                                                             --------------      -------------
   Net cash used in investing activities                           (16,118)            (9,251)
                                                             --------------      -------------
Financing activities:
 Net increase in revolving credit borrowings                        14,081                  -
 Repayments of long-term debt                                         (132)              (150)
                                                             --------------      -------------
   Net cash provided by (used in) financing activities              13,949               (150)
                                                             --------------      -------------
Net decrease in cash                                                  (107)            (6,877)
Cash, beginning of period                                              624              8,530
                                                             --------------      -------------
Cash, end of period                                                  $ 517            $ 1,653
                                                             ==============      =============
Supplemental cash flow information:
Cash paid during the period for:
   Interest                                                          $ 291              $ 101
   Income taxes, net of refunds                                     $ (103)           $ 2,255


                       See notes to financial statements.

                              THE FONDA GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

         The information included in the foregoing interim financial statements of The Fonda Group, Inc. (the "Company") are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 26, 1999. The Company is a wholly-owned subsidiary of SF Holdings Group, Inc. ("SF Holdings").

2.  BUSINESS ACQUISITION

         On December 3, 1999, Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of SF Holdings pursuant to a merger. On December 6, 1999, pursuant to an asset purchase agreement entered into on November 21, 1999 (the "CEG Asset Purchase Agreement"), the Company purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights, customer lists. In addition, pursuant to the CEG Asset Purchase Agreement, the Company subsequently purchased certain inventory of CEG. The aggregate purchase price for the intangible assets and the inventory was $41 million ($16 million for the intangible assets and $25 million for the inventory), payable in cash, the cancellation of certain notes and warrants, and the assumption of certain liabilities. The agreement further provides that the Company may acquire other CEG assets in exchange for outstanding trade payables owed to the Company by CEG. In connection with this agreement, the Company canceled certain security, licensing, manufacturing and supply agreements with CEG that had been entered into in Fiscal 1999. As a result of this transaction, the Company markets, manufactures and distributes disposable party goods products directly to the specialty (party) channel of the Company's consumer market. The transaction has been accounted for in a manner similar to a pooling-of-interests. The accompanying financial statements have been restated for all periods presented to include the balance sheet and results of operations of CEG. CEG's net assets and liabilities that were not acquired by the Company pursuant to the CEG Asset Purchase Agreement have been classified as "Due to/from SF Holdings".

3.  INVENTORIES

Inventories consist of the following (in thousands):

                                                December 26,       September 26,
                                                   1999                1999
                                             ---------------     --------------
     Raw materials and supplies                   $ 21,353          $ 23,535
     Work-in-process                                   806               848
     Finished goods                                 38,399            38,265
                                             ---------------     --------------
                                                  $ 60,558          $ 62,648
                                             ===============     ==============

4.  RELATED PARTY TRANSACTIONS

         Net sales to Sweetheart Holdings Inc. ("Sweetheart") were $2.6 million in the Fiscal 2000 First Quarter and $.1 million for the comparable Fiscal 1999 period. Net purchases from Sweetheart were $3.2 million in the Fiscal 2000 First Quarter and less than $.1 million for the comparable Fiscal 1999 period. Net sales to Fibre Marketing Group, LLC were $1.3 million in the Fiscal 2000 First Quarter and $.9 million for the comparable Fiscal 1999 period. Purchases of corrugated containers from Four M Corporation were $.5 million in the Fiscal 2000 First Quarter and $.1 million for the comparable Fiscal 1999 period. The Company believes that the terms on which it sold or purchased products from these related parties are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. All of the above mentioned affiliates are under the common control of the Company's Chief Executive Officer.

         In December 1998, the Company purchased certain paper plate manufacturing assets from Sweetheart for $2.4 million. An independent appraisal was obtained to determine the fairness of the purchase price. The Company believes the terms on which it purchased such assets from Sweetheart are at least as favorable as those it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

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

         The Company, a wholly-owned subsidiary of SF Holdings Group, Inc. ("SF Holdings"), is a converter and marketer of disposable paper foodservice products. The prices for raw materials fluctuate. When raw material prices decrease, selling prices have historically decreased. The actual impact on the Company from raw material price changes is affected by a number of factors including the level of inventories at the time of a price change, the specific timing and frequency of price changes, and the lead and lag time that generally accompanies the implementation of both raw materials and subsequent selling price changes. In the event that raw materials prices decrease over a period of several months, the Company may suffer margin erosion on the sale of such inventory.

Recent Developments
        On December 3, 1999, Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of SF Holdings pursuant to a merger. On December 6, 1999, pursuant to an asset purchase agreement entered into on November 21, 1999 (the "CEG Asset Purchase Agreement"), the Company purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights and customer lists. In addition, pursuant to the CEG Asset Purchase Agreement, the Company subsequently purchased certain inventory of CEG. The aggregate purchase price for the intangible assets and the inventory was $41 million ($16 million for the intangible assets and $25 million for the inventory), payable in cash, the cancellation of certain notes and warrants, and the assumption of certain liabilities. The agreement further provides that the Company may acquire other CEG assets in exchange for outstanding trade payables owed to the Company by CEG. In connection with this agreement, the Company canceled certain security, licensing, manufacturing and supply agreements with CEG that had been entered into in Fiscal 1999. As a result of this transaction, the Company markets, manufactures and distributes disposable party goods products directly to the specialty (party) channel of the Company's consumer market. The transaction has been accounted for in a manner similar to a pooling-of-interests. The Company's financial statements have been restated for all periods presented to include the results of operations of CEG.

Seasonality
        The Company's business is moderately seasonal. The Company's paperboard products experience increased volume in the third and fourth fiscal quarters as away from home consumption increases in the late spring and summer. The Company's tissue and party goods products experience increased volume in the first and fourth fiscal quarters due to the buildup of seasonal business between Halloween and the Super Bowl. The increased volume results in disproportionately higher net income during such periods as cost absorption improvements result from the more profitable sales and production mix.

          Results of Operations

                                                Thirteen Weeks Ended
                                   ---------------------------------------------
                                       December 26,           December 27,
                                           1999                  1998
                                   ---------------------------------------------
                                              % of Net                % of Net
                                     Amount    Sales        Amount      Sales
                                   ---------------------------------------------
                                             (Dollars in millions)

Net sales                           $ 97.6     100.0 %      $ 85.9     100.0 %
Cost of goods sold                    78.7      80.6          68.8      80.1
                                   -------- ---------    ---------- ---------
  Gross profit                        18.9      19.4          17.1      19.9
Selling, general and
  administrative expenses             13.0      13.3          13.1      15.2
Other income, net                     (0.1)     (0.1)         (0.1)     (0.1)
                                   -------- ---------    ---------- ---------
  Income from operations               6.0       6.1           4.1       4.8
Interest expense, net                  4.2       4.3           4.3       5.0
                                   -------- ---------    ---------- ---------
  Income (loss) before taxes           1.8       1.8          (0.1)     (0.1)
Income tax provision                   0.7       0.7             -         -
                                   -------- ---------    ---------- ---------
  Net income (loss)                  $ 1.1       1.1 %      $ (0.1)   $ (0.1)%
                                   ======== =========    ========== =========

Thirteen Weeks Ended December 26, 1999 ("Fiscal 2000 First Quarter") Compared to December 27, 1998 ("Fiscal 1999 First Quarter")
         Net sales increased $11.7 million, or 13.6%, to $97.6 million in the Fiscal 2000 First Quarter. This increase was primarily due to significant increases in selling prices of paperboard products; increased institutional tissue volume; and increased net sales in the Company's specialty party goods business. Sales volume in the Company's converting operations increased 15.9% in the institutional market and 4.4% in the consumer market. Average selling prices increased 12.2% in the consumer market and decreased 2.1% in the institutional market. In the consumer market, the increase in selling prices was primarily due to a significant increase in raw material paperboard prices which the Company passed onto its customers. In the institutional market, the increased tissue volume was due to increased national account and holiday seasonal sales. The increase in net sales in the Company's specialty party goods business resulted in a 24.2% volume increase due to millennium celebrations as well as inventory restocking for two customers that had been experiencing financial difficulties. Such volume increase was partially offset by a 11% reduction in average selling prices. In addition, volume increases in all markets reflected accelerated inventory purchases by customers resulting from anticipated Year 2000 disruptions.

         Gross profit increased $1.8 million, or 10.4%, to $18.9 million in the Fiscal 2000 First Quarter. The increase was primarily due to the realization of cost savings from the manufacturing consolidation of CEG, and, as noted above, increased net sales of specialty party goods products, increased selling prices of paperboard products, and increased volume of institutional tissue products. As a percentage of net sales, gross profit decreased to 19.4% in the Fiscal 2000 First Quarter from 19.9% in the Fiscal 1999 First Quarter. The margin compression was due to a change in sales mix as well as the time lag between increased raw material costs and the increase in pricing to customers.

         Selling, general and administrative expenses decreased $.1 million, or .7%, to $13.0 million in the Fiscal 2000 First Quarter primarily due to Fiscal
1999 overhead cost saving initiatives. Such cost savings were partially offset by a provision for doubtful accounts resulting from the filing of a bankruptcy petition by a CEG customer. As a percentage of net sales, selling, general and administrative expenses decreased from 15.2% in the Fiscal 1999 First Quarter to 13.3% in the Fiscal 2000 First Quarter.

         Income from operations increased $1.8 million to $6.0 million in the Fiscal 2000 First Quarter due to the reasons discussed above.

         Interest expense, net of interest income was $4.2 million in the Fiscal 2000 First Quarter compared to $4.3 million in the Fiscal 1999 First Quarter.

         The effective tax rate was 40% in the Fiscal 2000 First Quarter and 31.5% in the Fiscal 1999 First Quarter. The rate differential resulted from the loss incurred by the Company in the Fiscal 1999 First Quarter, offset by state taxes. As a result of the above, net income was $1.1 million in the Fiscal 2000 First Quarter compared to a loss of $.1 million in the Fiscal 1999 First Quarter.

Liquidity and Capital Resources
         Historically, the Company has relied on cash flows from operations and borrowings to finance its working capital requirements, capital expenditures and acquisitions.

         Net cash provided by operating activities was $2.1 million in the Fiscal 2000 First Quarter compared to $2.5 million in the Fiscal 1999 First Quarter. This increase is primarily due to increased working capital requirements to support the increase in net sales and was partially offset by the increase in net income.

         Capital expenditures in the Fiscal 2000 First Quarter were $.3 million primarily for routine capital improvements. Capital expenditures in the Fiscal 1999 First Quarter were $3.3 million, which included $2.4 million to purchase converting equipment and the remaining expenditures were primarily for routine capital improvements. See Note 4 of Notes to Financial Statements.

         The Company's revolving credit facility, which expires March 31, 2001, provides up to $55 million borrowing capacity, is collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. At December 26, 1999, $25.8 million was outstanding and $22.1 million was the maximum advance available based upon eligible collateral. The increase in borrowings under the revolving credit facility in the Fiscal 2000 First Quarter was primarily due to the purchase of certain assets in accordance with the CEG Asset Purchase Agreement. Such amounts were primarily used by CEG to repay its debt, which is reflected in "Due From SF Holdings" in the statement of cash flows.

         During the thirteen weeks ended December 26, 1999, the Company did not incur material costs for compliance with environmental law and regulations.

         The Company believes that cash generated by operations, combined with amounts available under the revolving credit facility, will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future.

Year 2000

         As of February 1, 2000, the Company has no knowledge of any material issues relating to Year 2000 malfunctions that could have a material adverse effect on the Company's financial condition or results of operations. The Company is Year 2000 ready and will continue to monitor all Year 2000 related issues.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibits 3.1 through 10.6 are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-4, as amended (File No. 333-24939). Exhibits 10.7 through
10.9 are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Form 10-Q for the quarterly period ended April 26, 1998. Exhibit 10.10 is incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Form 10-Q for the quarterly period ended December 27, 1998. Exhibit 10.11 is incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Form 10-K for the fiscal year ended September 26, 1999.

     Exhibit #                Description of Exhibit
     ---------                ----------------------

        3.1     Certificate  of  Incorporation  of The Fonda  Group,  Inc.  (the
                "Company").
        3.2     Amended and Restated By-laws of the Company.
        4.1 Indenture, dated as of February 27, 1997, between the Company and the Bank of New York.
        4.2 Form of 9 1/2% Series A and Series B Senior Subordinated Notes, dated as of February 27, 1997 (incorporated by reference to Exhibit 4.1).
        4.3 Registration Rights Agreement, dated as of February 27, 1997, among the Company, Bear Stearns & Co. Inc. and Dillon, Read & Co. Inc.
       10.1 Second Amended and Restated Revolving Credit and Security Agreement, dated as of February 27, 1997, among the Company, the financial institutions party thereto and IBJ Schroder Bank & Trust Company, as agent.
       10.2 Stock Purchase Agreement, dated as of October 13, 1995, between the Company and Chesapeake Corporation.
       10.3 Asset Purchase Agreement, dated as of October 13, 1995, between the Company and Alfred Bleyer & Co., Inc.
       10.4 Asset Purchase Agreement, dated as of March 22, 1996, among James River Paper Company, Inc., the Company and Newco (the "James River Agreement").
       10.5 First Amendment to the James River Agreement, dated as of May 6, 1996, among James River, the Company and Newco.
       10.6 Indenture of Lease between Dennis Mehiel and the Company dated as of January 1, 1995.
       10.7 Assignment and Assumption Agreement, dated as of March 12, 1998 between the Company and SF Holdings Group, Inc.
       10.8 Tax Sharing Agreement, dated as of March 12, 1998 between SF Holdings Group, Inc. and the Company.
       10.9 License Agreement, dated as of March 12, 1998 between Creative Expressions Group, Inc. ("CEG") and the Company.
       10.10 Exclusive Manufacture and Supply Agreement, dated as of December 18, 1998 between the Company and CEG.
       10.11 Asset Purchase Agreement, dated as of December 6, 1999 between CEG and the Company.
       27.1  *  Financial Data Schedule.

-----------------
       *  filed herein.

(b) A report on Form 8-K was filed on December 27, 1999 under Item 2 to announce the Asset Purchase Agreement between CEG and the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     Date:  February 9, 2000

                              THE FONDA GROUP, INC.



                                               By: /s/ HANS H. HEINSEN
                                                  ------------------------------
                                                       Hans H. Heinsen
                                               Senior Vice President, Chief
                                               Financial Officer and Treasurer
                                               (Principal Financial
                                               And Accounting Officer)