Form 10-Q
period 2000-03-26
FONDA GROUP INC
filed 2000-04-18
CIK 1037478

===============================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
      of the Securities Exchange Act of 1934 for the Twenty-Six Weeks Ended
                                 March 26, 2000

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                         for the transition period from
                              _________ to_________

                        Commission file number 333-24939

                              THE FONDA GROUP, INC.

             (Exact name of registrant as specified in its charter)


             Delaware                                         13-3220732
  (State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                         Identification No.)


  2920 North Main Street, Oshkosh, WI                            54901
(Address of principal executive offices)                      (Zip Code)


        Registrant's telephone number, including area code: 920/235-9330


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]


       The number of shares outstanding of the Registrant's common stock as of April 18, 2000:
        The Fonda Group, Inc. Common Stock, $0.01 par value - 100 shares





================================================================================

                                                  PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                                               THE FONDA GROUP, INC.
                                                               ---------------------
                                                                  BALANCE SHEETS
                                                                  --------------
                                                        (In thousands, except share data)
                                                        ---------------------------------

                                                                               (Unaudited)
                                                                                March 26,           September 26,
                                                                                  2000                  1999
                                                                            ------------------     ----------------
                                     Assets
                                     ------
      Current assets:
         Cash and cash equivalents                                             $    1,332             $      624
         Receivables, less allowances of $2,083 and $2,049,
           respectively                                                            46,103                 45,661
         Inventories                                                               66,813                 62,648
         Deferred income taxes                                                      6,415                  6,205
         Other current assets                                                       5,552                  7,386
                                                                                ---------              ---------
              Total current assets                                                126,215                122,524
                                                                                ---------              ---------

      Property, plant and equipment, net                                           49,703                 51,922
      Goodwill, net                                                                18,771                 19,358
      Due from SF Holdings                                                         18,642                      -
      Other assets, net                                                            12,119                 16,598
                                                                                ---------              ---------
              Total assets                                                     $  225,450             $  210,402
                                                                               ==========             ==========
                      Liabilities and Shareholders' Equity
                      ------------------------------------
      Current liabilities:
         Accounts payable                                                      $   20,814             $   15,611
         Accrued expenses and other current liabilities                            23,990                 26,041
         Current portion of long-term debt                                            551                    551
                                                                                ---------              ---------

              Total current liabilities                                            45,355                 42,203
                                                                                ---------              ---------

      Due to SF Holdings                                                                -                 17,175
      Deferred income taxes                                                         4,105                  4,026
      Long-term debt                                                              161,192                132,892
      Other liabilities                                                             1,862                  1,952
                                                                                ---------              ---------

              Total liabilities                                                   212,514                198,248
                                                                                ---------              ---------
      Shareholders' equity:

         Common stock -- Par value $.01 per share; 1,000 shares
           authorized; 100 shares issued and outstanding                                -                      -
         Additional paid-in capital                                                   941                      -
         Retained Earnings                                                         11,916                 12,075
         Accumulated other comprehensive income (loss)                                 79                     79
                                                                                ---------              ---------

              Total shareholders' equity                                           12,936                 12,154
                                                                                ---------              ---------

              Total liabilities and shareholders' equity                       $  225,450             $  210,402
                                                                               ==========             ==========



                                    See accompanying Notes to Consolidated Financial Statements.


                                                         THE FONDA GROUP, INC.
                                                         ---------------------
                                                       STATEMENTS OF OPERATIONS
                                                       ------------------------
                                                             (Unaudited)
                                                            (In thousands)

                                                           For the           For the         For the           For the
                                                          Thirteen          Thirteen       Twenty-six        Twenty-six
                                                         weeks ended       weeks ended     weeks ended       weeks ended
                                                          March 26,         March 28,       March 26,         March 28,
                                                            2000              1999            2000              1999
                                                        -------------     -------------   -------------     -------------
Net sales                                                $   78,063        $   77,168      $  175,635        $  159,815
Cost of sales                                                64,142            63,419         142,814           128,942
                                                          ---------         ---------       ---------         ---------

       Gross profit                                          13,921            13,749          32,821            30,873

Selling, general and administrative expenses                 11,293            13,117          24,292            26,205
Other (income) expense, net                                    (149)              (69)           (224)             (180)
                                                          ----------        ----------      ----------        ----------

       Operating income                                       2,777               701           8,753             4,848

Interest expense, net of interest income of $136,
$112, $219 and $89, respectively                             (3,953)           (4,114)         (8,153)           (8,369)
                                                          ----------        ----------      ----------        ----------
       Income (loss) before income tax expense
       (benefit) and extraordinary loss                      (1,176)           (3,413)            600            (3,521)

Income tax expense (benefit)                                   (476)           (1,385)            234            (1,420)
                                                          ----------        ----------      ---------         ----------

       Income (loss) before extraordinary loss                 (700)           (2,028)            366            (2,101)
                                                          ----------        ----------      ---------         ----------
Extraordinary loss on debt extinguishment
   (net of income taxes of $350)                                525                 -             525                 -
                                                          ---------         ---------       ---------         ---------

       Net income (loss)                                 $   (1,225)       $   (2,028)     $     (159)       $   (2,101)
                                                         ===========       ===========     ===========       ===========



                                         See accompanying Notes to Consolidated Financial Statements.



                                           THE FONDA GROUP, INC.
                                           ---------------------
                                         STATEMENTS OF CASH FLOWS
                                         ------------------------
                                                (Unaudited)
                                              (In thousands)


                                                                   For the Twenty-    For the Twenty-
                                                                   six weeks ended    six weeks ended
                                                                      March 26,          March 28,
                                                                        2000               1999
                                                                   ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                               $     (159)        $   (2,101)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                      3,658              3,267
       Deferred income tax                                                 (131)                 -
       Loss on sale of assets                                                12                 14
     Changes in operating assets and liabilities:
       Receivables                                                          114             (1,147)
       Inventories                                                       (4,165)           (10,076)
       Accounts payable and accrued expenses                              2,733              7,975
       Other, net                                                         1,463                196
                                                                      ---------          ----------
         Net cash provided by (used in) operating activities              3,525             (1,872)
                                                                      ---------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES

     Additions to property, plant and equipment                            (782)            (5,042)
     Proceeds from sale of property, plant and equipment                  1,357                348
     Due from SF Holdings                                               (31,692)            (2,131)
                                                                      ----------         ----------
         Net cash provided by (used in) investing activities            (31,117)            (6,825)
                                                                      ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Net borrowings (repayments) under revolving credit
         facilities                                                      28,561              3,844
     Repayment of other debt                                               (261)              (277)
                                                                      ----------         ----------
         Net cash provided by (used in) financing activities             28,300              3,567
                                                                      ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        708             (5,130)

CASH AND CASH EQUIVALENTS, beginning of period                              624              8,530
                                                                      ---------          ---------
CASH AND CASH EQUIVALENTS, end of period                             $    1,332         $    3,400
                                                                     ==========         ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Interest paid                                               $    8,104         $    8,180
                                                                     ==========         ==========

         Income taxes paid (refunded)                                $      (49)        $    4,051
                                                                     ===========        ==========


                      See accompanying Notes to Consolidated Financial Statements.


                              THE FONDA GROUP, INC.
                              ---------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

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


(2)  BUSINESS ACQUISITION

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


(3)  INVENTORIES

         The components of inventories are as follows (in thousands):

                                      (Unaudited)
                                       March 26,          September 26,
                                         2000                  1999
                                      -----------         -------------
Raw materials and supplies            $   22,635            $   23,535
Finished products                         43,250                38,265
Work in progress                             928                   848
                                      ----------            ----------
          Total inventories           $   66,813            $   62,648
                                      ==========            ==========

(4)  RELATED PARTY TRANSACTIONS

         During the twenty-six weeks ended March 26, 2000, the Company sold $5.4 million of paper plates and $0.5 million of equipment rental and shared services to Sweetheart Holdings Inc. ("Sweetheart") and $3.1 million of scrap paper to Fibre Marketing Group, LLC ("Fibre Marketing"). Accounts receivable as of March 26, 2000 are $1.4 million due from Sweetheart and $1.0 million due from Fibre Marketing.

         During the twenty-six weeks ended March 26, 2000, the Company purchased $6.0 million of paper cups from Sweetheart, $0.9 million of corrugated containers from Four M Corporation ("Four M") and $0.2 million of travel services from Emerald Lady, Inc. Accounts payable, as of March 26, 2000, resulting from these purchases is $1.0 million due to Sweetheart. Other purchases from and sales to affiliates, if any, in the twenty-six weeks ended March 26, 2000 were not significant.

         During the twenty-six weeks ended March 26, 2000, the Company sold certain paper cup machines to Sweetheart at a fair market value of $1.3 million. The excess of the proceeds from the sale over the Company's net book value of such equipment was recorded as a credit to equity of $0.9 million. Independent appraisals were obtained to determine the fairness of the sale price.

         During the twenty-six weeks ended March 28, 1999, the Company sold $0.9 million of scrap paper to Fibre Marketing. Accounts receivable as of March 28, 1999 was $0.8 million due from Fibre Marketing. During the twenty-six weeks ended March 28, 1999, the Company purchased $0.6 million of paper cups from Sweetheart. Accounts payable as of March 28, 1999 was $0.6 million due to Sweetheart. Other purchases from and sales to affiliates, if any, in the twenty-six weeks ended March 28, 1999 were not significant.

         All of the above referenced affiliates are under the common control of the Company's Chief Executive Officer.


(5)  EXTRAORDINARY LOSS

         In conjunction with the Asset Purchase Agreement, CEG retired its long-term debt. As a result, CEG charged $875,000, or $525,000 net of income tax benefit, to results of operations as an extraordinary item. This amount represented the unamortized deferred financing fees and other expenses pertaining to such debt.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion for The Fonda Group, Inc. (the "Company") contains forward-looking statements which involve risks and uncertainties. The Company's actual results or future events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, raw material costs, labor market conditions, the highly competitive nature of the industry, and developments with respect to contingencies. Certain prior period balances have been reclassified to conform with current presentation. For additional information, see the Company's annual report on Form 10-K for the most recent fiscal year.


General

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


Thirteen Weeks Ended March 26, 2000 Compared to Thirteen Weeks Ended March 28, 1999 (Unaudited)

         Net sales increased $0.9 million, or 1.2%, to $78.1 million for the thirteen weeks ended March 26, 2000 compared to $77.2 million for the thirteen weeks ended March 28, 1999, reflecting a 1.9% increase in average realized sales price and a 0.7% decrease in sales volume. The increase in net sales is primarily due to increased average realized sales prices in both the institutional and consumer markets, partially offset by lower volumes in the consumer market. Net sales to institutional customers increased 6.2%, reflecting a 5.4% increase in sales volume and an 0.8% increase in average realized sales price. The increase is primarily the result of the Company's focus on revenue growth with key institutional customers. Net sales to consumer customers decreased 1.6%, reflecting a 0.7% increase in average realized sales price and a 2.3% decrease in sales volume. This decrease results primarily from competitive market conditions.

         Gross profit increased $0.2 million, or 1.3%, to $13.9 million for the thirteen weeks ended March 26, 2000 compared to $13.7 million for the thirteen weeks ended March 28, 1999. This increase is primarily attributable to increased net sales. As a percentage of net sales, gross profit was 17.8% for both the thirteen weeks ended March 26, 2000 and the thirteen weeks ended March 28, 1999.

         Selling, general and administrative expenses decreased $1.8 million, or 13.9%, to $11.3 million for the thirteen weeks ended March 26, 2000 compared to $13.1 million for the thirteen weeks ended March 28, 1999. This is attributable to a write-off of a customer receivable in March 1999, coupled with cost savings initiatives instituted by management in Fiscal 2000.

         Other (income) expense increased $0.1 million, to income of $0.2 million for the thirteen weeks ended March 26, 2000 compared to income of $0.1 million for the thirteen weeks ended March 28, 1999, due to increased management fee income from Sweetheart.

         Operating income increased $2.1 million, to $2.8 million for the thirteen weeks ended March 26, 2000 compared to $0.7 million for the thirteen weeks ended March 28, 1999, due to the reasons stated above.

         Interest expense, net decreased $0.2 million to $3.9 million for the thirteen weeks ended March 26, 2000 compared to $4.1 million for the thirteen weeks ended March 28, 1999. During the quarter, the Company realized lower interest expense due primarily to the reduction in amortization of debt issue costs related to debt extinguished during the consolidation.

         Net income (loss) decreased $0.8 million to a loss of $1.2 million for the thirteen weeks ended March 26, 2000 compared to a $2.0 million net loss for the thirteen weeks ended March 28, 1999, due to the reasons stated above.


Twenty-six Weeks Ended March 26, 2000 Compared to Twenty-six Weeks Ended March 28, 1999 (Unaudited)

         Net sales increased $15.8 million, or 9.9%, to $175.6 million for the twenty-six weeks ended March 26, 2000 compared to $159.8 million for the twenty-six weeks ended March 28, 1999, reflecting a 6.8% increase in sales volume and a 2.9% increase in average realized sales price. This increase is primarily due to increased average realized sales prices in the consumer market and increased volume in both the institutional and consumer markets driven by seasonal sales and key customer growth. Net sales to institutional customers increased 10.2%, reflecting a 10.8% increase in sales volume as a result of the Company's focus on revenue growth with key institutional customers, partially offset by a 0.5% decrease in average realized sales price, reflecting a shift in sales mix. Net sales to consumer customers increased 9.7%, reflecting a 5.6% increase in sales volume and a 3.9% increase in average realized sales price. This increase was primarily driven by peak holiday and millennium sales as well as the restocking of inventory for key customers.

         Gross profit increased $1.9 million, or 6.3%, to $32.8 million for the twenty-six weeks ended March 26, 2000 compared to $30.9 million for the twenty-six weeks ended March 28, 1999. The increase was primarily due to increased net sales of specialty party goods products, increased selling prices of paperboard products, and increased volume of institutional tissue products. As a percentage of net sales, gross profit decreased to 18.7% for the twenty-six weeks ended March 26, 2000 from 19.3% for the twenty-six weeks ended March 28, 1999. This decrease in gross profit margin reflects manufacturing inefficiencies related to consolidation as well as competitive market conditions in the consumer market.

         Selling, general and administrative expenses decreased $1.9 million, or 7.3%, to $24.3 million for the twenty-six weeks ended March 26, 2000 compared to $26.2 million for the twenty-six weeks ended March 28, 1999. This is attributable to a write-off of a customer receivable in March 1999, coupled with savings initiatives instituted by management in Fiscal 2000.

         Other (income) expense increased $0.1 million, to income of $0.2 million for the twenty-six weeks ended March 26, 2000 compared to income of $0.1 million for the twenty-six weeks ended March 28, 1999, due to increased management fee income from Sweetheart.

         Operating income increased $3.9 million, to $8.7 million for the twenty-six weeks ended March 26, 2000 compared to $4.8 million for the twenty-six weeks ended March 28, 1999, due to the reasons stated above.

         Interest expense, net decreased $0.2 million, or 2.6%, to $8.2 million for the twenty-six weeks ended March 26, 2000 compared to $8.4 million for the twenty-six weeks ended March 28, 1999. During the period, the Company realized lower interest expense due primarily to the reduction in amortization of debt issue costs related to debt extinguished during the consolidation.

         Net income (loss) decreased $1.9 million, to a loss of $0.2 million for the twenty-six weeks ended March 26, 2000 compared to a loss of $2.1 million for the twenty-six weeks ended March 28, 1999, due to the reasons stated above.


Liquidity and Capital Resources

         Historically, the Company has relied on cash flows from operations and borrowings to finance its working capital requirements, capital expenditures and acquisitions.

         Net cash provided by operating activities increased $5.4 million to a source of $3.5 million in the twenty-six weeks ended March 26, 2000, compared to a use of $1.9 million in the twenty-six weeks ended March 28, 1999. This is primarily due to more favorable income from operating activities and improved collection of outstanding accounts receivable.

         Capital expenditures for the twenty-six weeks ended March 26, 2000 were $0.8 million compared to $5.0 million for the twenty-six weeks ended March 28, 1999. Capital expenditures for the twenty-six weeks ended March 26, 2000 consisted of $0.3 million for equipment purchases with the remaining expenditures primarily for routine capital improvements.

         The Company's revolving credit facility, which expires March 31, 2001, provides up to a $55 million borrowing capacity and is collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. At March 26, 2000, $40.3 million was outstanding and $13.2 million was the maximum advance available based upon eligible collateral. The increase in borrowings under the revolving credit facility in Fiscal 2000 is primarily due to the purchase of certain assets in accordance with the CEG Asset Purchase Agreement. Such amounts were primarily used by CEG to repay its debt, which is reflected in "Due From SF Holdings" in the statements of cash flows.

         The Company believes that cash generated by operations, combined with amounts available under the revolving credit facility, will be sufficient to meet the Company's working capital and capital expenditure needs in the next twelve months.


Item 3. QUANTATATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK

         NONE

                           PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              27.0     Financial Data Schedule

         (b)  Reports on Form 8-K:

              An amended report on Form 8-K/A was filed on February 25, 2000 in conjunction with the Asset Purchase Agreement between CEG and the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.

                                           THE FONDA GROUP, INC.
                                           (registrant)

Date:  April 18, 2000                      By: /s/ Hans H. Heinsen
       --------------                          -------------------
                                           Hans H. Heinsen
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer

                                           (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)