Form 10-Q
period 2000-06-25
FONDA GROUP INC
filed 2000-08-01
CIK 1037478

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Thirty-Nine Weeks Ended
                                  June 25, 2000


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


       The number of shares outstanding of the Registrant's common stock as of August 1, 2000:
        The Fonda Group, Inc. Common Stock, $0.01 par value - 100 shares




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
                                                   ---------------------------------

                                                                               (Unaudited)
                                                                                June 25,            September 26,
                                                                                  2000                  1999
                                                                            ------------------     ----------------
                                     Assets
                                     ------

      Current assets:
         Cash and cash equivalents                                             $    1,786             $      624
         Receivables, less allowances of $2,111 and $2,049, respectively           47,279                 45,661
         Inventories                                                               61,052                 62,648
         Deferred income taxes                                                      6,415                  6,205
         Other current assets                                                       3,742                  7,386
                                                                                ---------              ---------
                 Total current assets                                             120,274                122,524
                                                                                ---------              ---------

      Property, plant and equipment, net                                           49,791                 51,922
      Goodwill, net                                                                18,540                 19,358
      Due from SF Holdings                                                         19,159                      -
      Other assets, net                                                            12,733                 16,598
                                                                                ---------              ---------
                 Total assets                                                  $  220,497             $  210,402
                                                                               ==========             ==========

                      Liabilities and Shareholders' Equity
                      ------------------------------------
      Current liabilities:

         Accounts payable                                                      $   17,091             $   15,611
         Accrued expenses and other current liabilities                            28,798                 26,041
         Current portion of long-term debt                                            551                    551
                                                                                ---------              ---------

                 Total current liabilities                                         46,440                 42,203
                                                                                ---------              ---------

      Due to SF Holdings                                                                -                 17,175
      Deferred income taxes                                                         4,105                  4,026
      Long-term debt                                                              154,710                132,892
      Other liabilities                                                             1,952                  1,952
                                                                                ---------              ---------

                 Total liabilities                                                207,207                198,248
                                                                                ---------              ---------

      Shareholders' equity:

         Common stock -- Par value $.01 per share; 1,000 shares
           authorized; 100 shares issued and outstanding                                -                      -
         Additional paid-in capital                                                 1,022                      -
         Retained Earnings                                                         12,189                 12,075
         Accumulated other comprehensive income (loss)                                 79                     79
                                                                                ---------              ---------

                 Total shareholders' equity                                        13,290                 12,154
                                                                                ---------              ---------

                 Total liabilities and shareholders' equity                    $  220,497             $  210,402
                                                                               ==========             ==========



                                      See accompanying Notes to Consolidated Financial Statements.

                                                             THE FONDA GROUP, INC.
                                                             ---------------------
                                                           STATEMENTS OF OPERATIONS
                                                           ------------------------
                                                                 (Unaudited)
                                                               (In thousands)


                                                           For the           For the          For the           For the
                                                          Thirteen          Thirteen        Thirty-nine       Thirty-nine
                                                         weeks ended       weeks ended      weeks ended       weeks ended
                                                          June 25,           June 27,         June 25,          June 27,
                                                            2000              1999              2000             1999
                                                        -------------     -------------    -------------     -------------
Net sales                                                $    89,702       $    85,348      $   265,339       $   245,163
Cost of sales                                                 72,730            70,743          215,545           199,685
                                                         -----------       -----------      -----------       -----------

       Gross profit                                           16,972            14,605           49,794            45,478

Selling, general and administrative expenses                  12,203            11,607           36,497            37,812
Restructuring expense                                            500                 -              500                 -
Other (income) expense, net                                      (48)             (281)            (272)             (461)
                                                         ------------      ------------     ------------      ------------

       Operating income                                        4,317             3,279           13,069             8,127

Interest expense, net of interest income of $25,
   $124, $244 and $438, respectively                           3,837             4,346           11,990            12,715
                                                         -----------       -----------      -----------       -----------

       Income (loss) before income tax expense
       (benefit) and extraordinary loss                          480            (1,067)           1,079            (4,588)

Income tax expense (benefit)                                     182              (429)             416            (1,849)
                                                         -----------       ------------     -----------       ------------

       Income (loss) before extraordinary loss                   298              (638)             663            (2,739)
                                                         -----------       ------------     -----------       ------------

Extraordinary (loss) on debt extinguishment
   (net of income tax benefit of $16 and $366,
    respectively)                                                (24)                -             (549)                -
                                                         ------------      -----------      ------------      -----------

       Net income (loss)                                 $       274       $      (638)     $       114       $    (2,739)
                                                         ===========       ============     ===========       ============


                                           See accompanying Notes to Consolidated Financial Statements.

                                                 THE FONDA GROUP, INC.
                                                 ---------------------
                                               STATEMENTS OF CASH FLOWS
                                               ------------------------
                                                      (Unaudited)
                                                    (In thousands)


                                                                        For the               For the
                                                                      Thirty-nine           Thirty-nine
                                                                      weeks ended           weeks ended
                                                                       June 25,              June 27,
                                                                         2000                  1999
                                                                    ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                               $        114          $     (2,739)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                        5,458                 5,142
       Deferred income tax                                                   (131)                  306
       (Gain)/loss on sale of assets                                           66                   (91)
      Changes in operating assets and liabilities:
       Receivables                                                           (531)                  286
       Inventories                                                          1,596                (2,185)
       Accounts payable and accrued expenses                                3,480                 6,221
       Other, net                                                           2,270                (2,045)
                                                                      -----------           ------------
         Net cash provided by (used in) operating activities               12,322                 4,895
                                                                      -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Additions to property, plant and equipment                            (2,167)               (6,671)
     Proceeds from sale of property, plant and equipment                    1,398                   430
     Due from SF Holdings                                                 (32,209)              (13.884)
                                                                      ------------          ------------
         Net cash provided by (used in) investing activities              (32,978)              (20,125)
                                                                      ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net borrowings (repayments) under credit facilities                   22,208                 7,938
     Net borrowings (repayments) of other debt                               (390)                 (406)
                                                                      ------------          ------------
         Net cash provided by (used in) financing activities               21,818                 7,532
                                                                      -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        1,162                (7,698)

CASH AND CASH EQUIVALENTS, beginning of period                                624                 8,530
                                                                      -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                             $      1,786          $        832
                                                                     ============          ============


SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Interest paid                                               $      9,095          $      6,183
                                                                     ============          ============

         Income taxes paid (refunded)                                $       (329)         $      1,632
                                                                     =============         ============


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

(2)  BUSINESS ACQUISITION

     On December 3, 1999, Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of SF Holdings pursuant to a merger. On December 6, 1999, pursuant to an asset purchase agreement entered into on November 21, 1999 (the "CEG Asset Purchase Agreement"), the Company purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights and customer lists for $16 million. In addition, pursuant to the CEG Asset Purchase Agreement, the Company subsequently purchased certain inventory and acquired other CEG assets for cash and in exchange for outstanding trade payables owed to the Company by CEG for total consideration of $25 million. As a result of this transaction, the Company markets, manufactures and distributes disposable party goods products directly to the specialty (party) channel of the Company's consumer market. The transaction has been accounted for in a manner similar to pooling-of-interests. The accompanying financial statements have been restated for all periods presented to include the balance sheet and results of operations of CEG. CEG's net assets and liabilities that were not acquired by the Company pursuant to the CEG Asset Purchase Agreement have been classified as "Due to/from SF Holdings".

(3)  INVENTORIES

     The components of inventories are as follows (in thousands):

                                           (Unaudited)
                                             June 25,            September 26,
                                               2000                   1999
                                          -------------         --------------
Raw materials and supplies                 $   21,202              $   23,535
Finished products                              39,219                  38,265
Work in progress                                  631                     848
                                            ---------               ---------
          Total inventories                $   61,052              $   62,648
                                           ==========              ==========

(4)  RELATED PARTY TRANSACTIONS

     During the thirty-nine weeks ended June 25, 2000, the Company sold $8.3 million of paper plates and $0.1 million of equipment rental to Sweetheart Holdings Inc. ("Sweetheart"). Included in accounts receivable as of June 25, 2000 are $1.8 million due from Sweetheart and $1.0 million due from Fibre Marketing Group, LLC ("Fibre Marketing").

     During the thirty-nine weeks ended June 25, 2000, the Company purchased $10.8 million of paper cups from Sweetheart, $1.3 million of corrugated containers from Box USA Corporation ("Box USA") and $0.4 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of June 25, 2000, is $1.5 million due to Sweetheart. Other purchases from and sales to affiliates, if any, in the thirty-nine weeks ended June 25, 2000 were not significant.

     During the thirty-nine weeks ended June 25, 2000, the Company sold certain paper cup machines to Sweetheart at a fair market value of $1.3 million. The excess of the proceeds from the sale over the Company's net book value of such equipment was recorded as a credit to equity of $1.0 million. Independent appraisals were obtained to determine the fairness of the sale price.

     During the thirty-nine weeks ended June 27, 1999, the Company purchased $4.0 million of paper cups from Sweetheart and sold $1.4 million of paper plates to Sweetheart. Other purchases from and sales to affiliates, if any, in the thirty-nine weeks ended June 27, 1999 were not significant.

     All of the above referenced affiliates are under the common control of the Company's Chief Executive Officer.

(5)  EXTRAORDINARY LOSS

     In conjunction with the CEG Asset Purchase Agreement, CEG retired its long-term debt. As a result, CEG charged $915,000, or $549,000 net of income tax benefit, to results of operations as an extraordinary item. This amount represented the unamortized deferred financing fees and other expenses pertaining to such debt.

(6)  RESTRUCTURING EXPENSE

     In June 2000, the Company established a restructuring reserve of $0.5 million in conjunction with the planned November 2000 closing of a manufacturing facility in Maspeth, New York. This closing will include the elimination of approximately 130 positions. This amount is represented as part of other current liabilities on the balance sheet.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion for The Fonda Group, Inc. (the "Company") contains forward-looking statements, which involve risks and uncertainties. The Company's actual results or future events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, raw material costs, labor market conditions, the highly competitive nature of the industry, and developments with respect to contingencies. Certain prior period balances have been reclassified to conform to current presentation. For additional information, see the Company's annual report on Form 10-K for the most recent fiscal year.

General

     The Company, a wholly-owned subsidiary of SF Holdings Group, Inc. ("SF Holdings"), is a converter and marketer of disposable paper foodservice products. On December 3, 1999, Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of SF Holdings pursuant to a merger. On December 6, 1999, pursuant to an asset purchase agreement entered into on November 21, 1999 (the "CEG Asset Purchase Agreement"), the Company purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights, and customer lists for $16 million. In addition, pursuant to the CEG Asset Purchase Agreement the Company subsequently purchased certain inventory and acquired other CEG assets for cash and in exchange for outstanding trade payables owed to the Company by CEG for total consideration of $25 million. As a result of this transaction, the Company markets, manufactures and distributes disposable party goods products directly to the specialty (party) channel of the Company's consumer market. The transaction has been accounted for in a manner similar to pooling-of-interests. The accompanying financial statements have been restated for all periods presented to include the balance sheet and results of operations of CEG.

     The Company's business is moderately seasonal. The Company's paperboard products experience increased volume in the third and fourth fiscal quarters as away from home consumption increases in the late spring and summer. The Company's tissue and party goods products experience increased volume in the first and fourth fiscal quarters due to the buildup of seasonal business between Halloween and the Super Bowl. The increased volume results in disproportionately higher net income during such periods as cost absorption improvement results from the more profitable sales and production mix.

Thirteen Weeks Ended June 25, 2000 Compared to Thirteen Weeks Ended June 27, 1999 (Unaudited)

     Net sales increased $4.4 million, or 5.1%, to $89.7 million for the thirteen weeks ended June 25, 2000 compared to $85.3 million for the thirteen weeks ended June 27, 1999, reflecting an 11.2% increase in average realized sales price and a 6.1% decrease in sales volume. The increase in net sales is primarily due to increased average realized sales prices in both the institutional and consumer markets, partially offset by lower volumes in the consumer market. Net sales to institutional customers increased 5.4%, reflecting a 0.1% increase in sales volume and a 5.3% increase in average realized sales price. The increase is primarily the result of higher pricing reflecting raw material cost increases. Net sales to consumer customers increased 4.9%, reflecting a 15.1% increase in average realized sales price and a 10.2% decrease in sales volume. This increase resulted primarily from higher pricing reflecting raw material cost increases, partially offset by decreased volume as a result of competitive market conditions and lower sales to certain customers experiencing financial difficulties.

     Gross profit increased $2.4 million, or 16.2%, to $17.0 million for the thirteen weeks ended June 25, 2000 compared to $14.6 million for the thirteen weeks ended June 27, 1999. This increase is primarily attributable to the Company's completion of its consolidation and manufacturing efficiency initiatives, which began in the prior fiscal year. As a percentage of net sales, gross profit was 18.9% for the thirteen weeks ended June 25, 2000 compared to 17.1% for the thirteen weeks ended June 27, 1999.

     Selling, general and administrative expenses increased $0.6 million, or 5.1%, to $12.2 million for the thirteen weeks ended June 25, 2000 compared to $11.6 million for the thirteen weeks ended June 27, 1999. This increase is attributable to higher selling expenses in conjunction with increased sales and additional depreciation expenses related to computer system upgrades. As a percentage of net sales, selling, general and administrative expenses are flat for the thirteen weeks ended June 25, 2000 compared to the thirteen weeks ended June 27, 1999.

     Restructuring expense was $0.5 million for the thirteen weeks ended June 25, 2000 due to the initiation of a restructuring reserve in connection with the planned November 2000 closing of the Maspeth, New York facility which will result in the elimination of approximately 130 positions.

     Other (income) expense decreased $0.2 million, to income of $0.1 million for the thirteen weeks ended June 25, 2000 compared to income of $0.3 million for the thirteen weeks ended June 27, 1999, due primarily to lower management fee income from Sweetheart.

     Operating income increased $1.0 million, to $4.3 million for the thirteen weeks ended June 25, 2000 compared to $3.3 million for the thirteen weeks ended June 27, 1999, due to the reasons stated above.

     Interest expense, net decreased $0.5 million to $3.8 million for the thirteen weeks ended June 25, 2000 compared to $4.3 million for the thirteen weeks ended June 27, 1999. During the quarter, the Company realized lower interest expense due primarily to the reduction in amortization of debt issue costs related to debt extinguished during the consolidation and lower average outstanding balances.

     Net income (loss) increased $0.9 million to $0.3 million for the thirteen weeks ended June 25, 2000 compared to a $0.6 million net loss for the thirteen weeks ended June 27, 1999, due to the reasons stated above.

Thirty-nine Weeks Ended June 25, 2000 Compared to Thirty-nine Weeks Ended June 27, 1999 (Unaudited)

     Net sales increased $20.2 million, or 8.2%, to $265.3 million for the thirty-nine weeks ended June 25, 2000 compared to $245.1 million for the thirty-nine weeks ended June 27, 1999, reflecting a 1.2% decrease in sales volume and a 9.4% increase in average realized sales price. This increase is primarily due to increased average realized sales prices in the consumer market and increased volume in the institutional market driven by seasonal sales and key customer growth. Net sales to institutional customers increased 8.9%, reflecting a 7.1% increase in sales volume as a result of the Company's focus on revenue growth with key institutional customers, coupled with a 1.8% increase in average realized sales price, reflecting increased prices from raw material cost increases. Net sales to consumer customers increased 7.8%, reflecting a 14.2% increase in average realized sales price, partially offset by a 6.4% decrease in sales volume. This increase resulted primarily from higher pricing reflecting raw material cost increases, partially offset by decreased volume as a result of competitive market conditions and lower sales to certain customers experiencing financial difficulties.

     Gross profit increased $4.3 million, or 9.5%, to $49.8 million for the thirty-nine weeks ended June 25, 2000 compared to $45.5 million for the thirty-nine weeks ended June 27, 1999. This increase is primarily attributable to the Company's completion of its consolidation and manufacturing efficiency initiatives, which began in the prior fiscal year. As a percentage of net sales, gross profit increased to 18.8% for the thirty-nine weeks ended June 25, 2000 from 18.6% for the thirty-nine weeks ended June 27, 1999.

     Selling, general and administrative expenses decreased $1.3 million, or 3.5%, to $36.5 million for the thirty-nine weeks ended June 25, 2000 compared to $37.8 million for the thirty-nine weeks ended June 27, 1999. This decrease is attributable to savings resulting from the consolidation effort.

     Restructuring expense was $0.5 million for the thirty-nine weeks ended June 25, 2000 due to the initiation of a restructuring reserve in connection with the planned November 2000 closing of the Maspeth, New York facility which will result in the elimination of approximately 130 positions.

     Other (income) expense decreased $0.2 million, to income of $0.3 million for the thirty-nine weeks ended June 25, 2000 compared to income of $0.5 million for the thirty-nine weeks ended June 27, 1999, due primarily to lower management fee income from Sweetheart.

     Operating  income  increased  $5.0  million,   to  $13.1  million  for  the
thirty-nine weeks ended June 25, 2000 compared to $8.1 million for the thirty-nine weeks ended June 27, 1999, due to the reasons stated above.

     Interest expense, net decreased $0.7 million, or 5.7%, to $12.0 million for the thirty-nine weeks ended June 25, 2000 compared to $12.7 million for the thirty-nine weeks ended June 27, 1999. During the period, the Company realized lower interest expense due primarily to the reduction in amortization of debt issue costs related to debt extinguished during the consolidation and lower average outstanding balances.

     Net income (loss) increased $2.8 million, to $0.1 million for the thirty-nine weeks ended June 25, 2000 compared to a loss of $2.7 million for the thirty-nine weeks ended June 27, 1999, due to the reasons stated above.

Liquidity and Capital Resources

     Historically, the Company has relied on cash flows from operations and borrowings to finance its working capital requirements, capital expenditures and acquisitions.

     Net cash provided by operating activities increased $7.4 million to a source of $12.3 million in the thirty-nine weeks ended June 25, 2000, compared to a source of $4.9 million in the thirty-nine weeks ended June 27, 1999. This is primarily due to more favorable income from operating activities and reduction in inventory levels as a result of management's initiatives.

     Capital expenditures for the thirty-nine weeks ended June 25, 2000 were $2.2 million compared to $6.7 million for the thirty-nine weeks ended June 27, 1999. Capital expenditures for the thirty-nine weeks ended June 25, 2000 consisted of $0.8 million for equipment purchases with the remaining expenditures primarily for routine capital improvements.

     The Company's revolving credit facility, which expires September 30, 2001, provides up to a $55 million borrowing capacity and is collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. At June 25, 2000, $33.6 million was outstanding and $21.1 million was the maximum advance available based upon eligible collateral. The increase in borrowings under the revolving credit facility in Fiscal 2000 is primarily due to the purchase of certain assets in accordance with the CEG Asset Purchase Agreement. Such amounts were primarily used by CEG to repay its debt, which is reflected in "Due From SF Holdings" in the statements of cash flows.

     The Company believes that cash generated by operations, combined with amounts available under the revolving credit facility, will be sufficient to meet the Company's working capital and capital expenditure needs in the next twelve months.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         NONE

                         PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

              27.0   Financial Data Schedule

         (b) Reports on Form 8-K:

              No reports on form 8-K were filed during the thirteen weeks ending June 25, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.


                               THE FONDA GROUP, INC.
                               (registrant)

Date: August 1, 2000           By: /s/ Hans H. Heinsen
     ---------------               -------------------
                               Hans H. Heinsen

                               Senior Vice President, Chief Financial Officer and Treasurer

                               (Principal Financial and Accounting Officer and Duly Authorized Officer)