Form 10-K
period 2000-09-24
FONDA GROUP INC
filed 2000-12-06
CIK 1037478

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X|Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended September 24, 2000

           |_|Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                 for the transition period from ______ to _____

                         Commission file number 33-24939

                              THE FONDA GROUP, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                      13-3220732
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

2920 North Main Street, Oshkosh, Wisconsin                      54901
 (Address of principal executive office)                     (Zip Code)

        Registrant's telephone number, including area code: 920/235-9330

Securities of the Registrant registered pursuant to Section 12b of the Act: None Securities of the Registrant registered pursuant to Section 12g of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of December 6,2000. Not Applicable. There is no market for the Common Stock of the Registrant.

       The number of shares outstanding of the Registrant's common stock as of December 6, 2000:
        The Fonda Group, Inc. Common Stock, $0.01 par value - 100 shares


================================================================================

                                     PART I


Item 1.  BUSINESS

General

         The Fonda Group, Inc. (the "Company"), a wholly-owned subsidiary of SF Holdings Group, Inc. ("SF Holdings"), believes it is one of the leading converters and marketers of a broad line of paperboard and tissue based disposable foodservice products. In Fiscal 2000, the Company had net sales of $351 million. The Company sells its products under both branded and private labels to the institutional foodservice customers and consumer foodservice customers and participates at all major price points. The Company sells premium white, colored and custom-printed napkins, placemats, tablecovers and food trays and in the sale of private label consumer paper plates, bowls and cups. The brand names for the Company's principal products include Sensations(R), Paper Art(R), Touch of Color(R) and Hoffmaster(R).

         The Company offers a broad range of products, enabling it to offer its customers "one-stop" shopping for their disposable foodservice product needs. The Company is principally a converter and marketer of paperboard and tissue products, the prices of which typically follow the general movement in the costs of such principal raw materials. The Company believes that it is generally able to maintain relatively stable margins between its selling prices and its raw material costs.

         The Company sells its converted products to more than 6,000 institutional and consumer foodservice customers primarily located throughout the United States and has developed and maintained long-term relationships with many of these customers. Institutional foodservice customers include restaurants, schools, hospitals and other major institutions. Consumer foodservice customers supermarkets, mass merchants, warehouse clubs, discount chains and other retail stores.


Products

         The Company's principal products include: (i) disposable paperboard products, such as white or printed paper plates, cups, and bowls, (ii) disposable tissue and other specialty products, such as plain or printed napkins, tablecovers, placemats, and cutlery, and (iii) party goods accessory products, such as banners, cello bags, gift sacks, and invitations. The Company believes it holds one of the top market positions in the commodity private label business.


Paperboard Products

         Tabletop Service Products. Paper plates and bowls represent the largest portion of the Company's sales and are sold to both institutional foodservice and consumer foodservice customers. The Company also manufactures these products for its affiliate, Sweetheart Cup Company Inc. ("Sweetheart Cup"). White uncoated and coated paper plates are purchased for everyday use by cost-conscious consumers. Printed and solid color plates or bowls are considered value-added and are purchased for everyday use as well as seasonal celebrations.

         Beverage Service Products. The Company offers a variety of cup and lid combinations for both hot and cold beverages. The Company's hot and cold cups are sold to both institutional foodservice and consumer foodservice customers. The Company purchases all of its hot and cold paper cups from Sweetheart Cup.

         Take-out Containers. The Company sells paper trays, food pails, and nested containers to institutional foodservice customers for use by restaurants, hotels, and other foodservice operators.


Tissue and Specialty Foodservice Products

         Tissue Products.  Napkins  represent the second largest  portion of the
Company's sales and are sold under the Hoffmaster(R), Linen-Like(R), Sensations(R) and Fonda(R) brand names as well as private labels. Napkin products range from single-ply white beverage napkins, to custom printed dinner napkins, to color multi-ply napkins, to fully printed graphic-intensive napkins for the party goods sector. Table covers are also offered in a variety of configurations, colors, and sizes.

         Specialty Products. The Company sells placemats, traycovers, doilies, fluted baking products, portion control cups, and cutlery to both institutional foodservice and consumer foodservice customers. The Company also produces a non-skid traycover that serves the needs of healthcare and airline use.


Party Goods Products

         The Company manufactures party good products which include custom designed napkins, plates, cups, table covers, as well as a variety of accessory items to add to the ensemble. These items are sold in ensembles or separately to party goods stores, mass merchants, drug stores, and grocery chains. These items are sold in pre-packed displays as well as open stock cases.


Marketing

         Marketing. The Company's marketing efforts are focused on (i) providing value-added products and services, (ii) cross-marketing products, designs or services between both institutional foodservice and consumer foodservice customers, (iii) developing new products that enhance the value of the bundle for the customer, (iv) developing new designs which capitalize on future trends, color palettes, and imagery and (v) increasing brand awareness through enhanced packaging and promotion. The Company sells its products through an internal sales force and independent brokers. The Company sells to more than 6,000 institutional foodservice and consumer foodservice customers located mostly in the United States.


Sales

         Institutional Foodservice Customers.Institutional foodservice customers include restaurants, hotels, airlines, hospitals, and other non-retail foodservice institutions. These customers, which the Company sells to through foodservice distributors, represented approximately 39% of the Company's net sales in Fiscal 2000, including sales to Sweetheart Cup. The market is serviced by dedicated territory sales managers as well as brokers. The sales force works directly with these national and regional distributors to service the needs of the various customers in the disposable foodservice industry.

         Consumer Foodservice Customers. Supermarkets, mass merchants, drug stores, warehouse clubs, specialty party, and other retail stores comprise the Company's consumer foodservice customers. These customers represented approximately 61% of the Company's net sales in Fiscal 2000. The Company's consumer foodservice customers are serviced by field sales representatives as well as a network of national and regional brokers.

Production

         The Company's plants generally operate on a five day per week, 24 hours per day schedule with Saturday scheduled as an overtime day when needed to meet customer demand. Due to customer demand, the Company's paperboard plant utilization is historically substantially higher during late spring and summer. The tissue plants are typically at their highest utilization during the fall season.


Raw Materials and Suppliers

         Raw materials are a significant component of the Company's cost structure. Principal raw materials for the Company's paperboard and tissue operations include bleached paperboard, napkin tissue, bond paper and waxed bond paper obtained from major domestic manufacturers. Other material components include corrugated boxes, poly bags, wax adhesives, coating and inks. Paperboard, napkin tissue, bond paper and waxed bond paper are purchased in "jumbo" rolls that may be slit for in-line printing and processed into final products. The Company has a number of suppliers for substantially all of its raw materials and believes current sources of supply for its raw materials are adequate to meet its requirements.


Competition

         The disposable foodservice products industry is highly competitive. The Company believes that competition is principally based on product quality, customer service, price and graphics capability. Competitors include large multinational companies as well as regional and local manufacturers. The marketplace for these products is fragmented and includes participants that compete across the full line of products, as well as those that compete with a limited number of products. Some of the Company's major competitors are significantly larger than the Company, are vertically integrated and have greater access to financial and other resources. The Company's primary competitors include Imperial Bondware (a division of International Paper Co.), Dixie Foodservice (a division of Georgia Pacific Corp.), AJM Packaging Corp., Temple-Inland Inc., Fold-Pak Corp., Solo Cup Co., Duni Corp., Erving Paper Products Inc., Fort James Corp. and Wisconsin Tissue Mills Inc. (a subsidiary of Georgia-Pacific Corp.).


Customers

         The Company markets its products primarily to customers in the United States. During Fiscal 2000, sales to the Company's five largest customers represented approximately 21.7% of its net sales. The loss of one or more large national customers could adversely affect the Company's operating results. The Company believes it has strong relationships with its major national accounts which have been developed over many years.


Environmental Matters

         The  Company  and its  operations  are  subject  to  comprehensive  and
frequently  changing  Federal,   state,  local  and  foreign  environmental  and
occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharge of waste and storm water, and the disposal of hazardous wastes. The Company is subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at properties that it owns or operates and at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company believes there are currently no pending investigations at the Company's plants and sites relating to environmental matters. However, there can be no assurance the Company will not be involved in any such proceeding in the future and that any amount of future clean up costs and other environmental liabilities will not be material.

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


Technology and Research

         The Company tests new product concepts at its facilities located in Oshkosh, Wisconsin, Appleton, Wisconsin and St. Albans, Vermont. The Company's plant management, supervisors and experienced operators are responsible for plant safety, product quality, process control, improvement of existing products, development of new products and processes and technical assistance in adhering to environmental rules and regulations. The Company focuses on improving upon safety and performance, further automating its manufacturing operations and developing improved manufacturing processes and product designs.


Employees

         At September 24,2000, the Company employed approximately 1,805 persons, of whom approximately 1,320 were hourly employees. The Company has collective bargaining agreements in effect at its facilities in Appleton, Wisconsin; Oshkosh, Wisconsin; St. Albans, Vermont; Indianapolis, Indiana; Williamsburg, Pennsylvania and Maspeth, New York which cover all production, maintenance and distribution hourly-paid employees at each respective facility and contain standard provisions relating to, among other things, management rights, grievance procedures, strikes and lockouts, seniority, and union rights. The current expiration dates of the Company's collective bargaining agreements at the Appleton, Oshkosh, St. Albans, Indianapolis, Williamsburg and Maspeth facilities are May 1, 2002, May 31, 2002, January 31, 2001, December 1, 2001, June 11, 2004 and October 31, 2001, respectively. The Company considers its relationship with its employees to be good.

Item 2. PROPERTIES

         The Company has manufacturing and distribution facilities located throughout the United States. All of the Company's facilities are well maintained, in good operating condition and suitable for the Company's operations. The table below provides summary information regarding the properties owned or leased by the Company.

                                                                                             Size
                                                       Type of            Owned/         (Approximate
                   Location                            Facility (1)       Leased         square feet)
                   --------                            ------------       ------         ------------
Appleton, Wisconsin ........................               M/W               O              267,700

Glens Falls, New York.......................               M/W               O               59,100

Goshen, Indiana.............................               M/W               O               63,000

Indianapolis, Indiana.......................               W                 L              725,000

Lakeland, Florida...........................               M/W               L               45,000

Maspeth, New York...........................               M/W               L(2)           130,000

Oshkosh, Wisconsin..........................               M/W               O              484,000

St. Albans, Vermont (2 facilities)..........               M                 O              124,900
                                                           W                 L              182,000

Williamsburg, Pennsylvania..................               M/W               O(3)           146,000

(1)   M-Manufacturing; W-Warehouse; M/W-Manufacturing and Warehouse in same facility.
(2)   Lease expired November 30, 2000 and all equipment was moved to other facilities.
(3)   Subject to capital lease.  (See Note 14 of the Notes to Consolidated Financial Statements)

         The Company also occupies several retail and storage facilities located throughout Indiana and Pennsylvania in connection with its party goods consumer business. These facilties are comprised of outlet stores and local storage facilities maintained for marketing purposes.


Item 3.  LEGAL PROCEEDINGS

         From time to time,the Company is subject to legal proceedings and other claims arising in the ordinary course of business. The Company maintains insurance coverage of types and in amounts that it believes to be adequate. The Company believes that it is not presently a party to any litigation, the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company is a wholly owned subsidiary of SF Holdings. There is no established public trading market for the Company's common stock. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company's current credit facility and indenture governing the $120 million of 9-1/2% Senior Subordinated Notes due 2007 (the "Notes") limit the payment of dividends. The Company currently intends to retain future earnings to fund the development and growth of its business.


Item 6.  SELECTED FINANCIAL DATA

         On December 3, 1999, Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of SF Holdings pursuant to a merger. The transaction has been accounted for in a manner similar to pooling-of-interests. The accompanying consolidated financial statements have been restated for all periods presented to include the balance sheet and results of operations of CEG. CEG's net assets and liabilities that were not acquired by the Company pursuant to the CEG Asset Purchase Agreement have been classified as "Due to/from SF Holdings".

         Set forth below are selected historical financial data of the Company at the dates and for the fiscal years shown. The selected historical financial data at September 24, 2000, September 26, 1999, September 27, 1998 and July 26, 1998 and for Fiscal 2000, 1999, 1998 and TP 1998 is derived from historical financial statements of the Company and subsidiaries for such periods that have been audited by Deloitte & Touche, LLP, independent auditors and are included elsewhere herein. The selected historical financial data at July 27, 1997 and July 28, 1996 and for Fiscal 1997 and 1996 is derived from the historical financial statements of the Company and for such periods. Prior periods have been restated to reflect the acquisition by the Company of certain assets and liabilities from CEG.(See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

                                                                          Fiscal
                                          ------------------------------------------------------------------------
(In thousands)                               2000        1999     TP 1998 (1)   1998 (2)     1997 (3)      1996
                                          ----------  ---------- ------------ ------------  ----------  ----------
Operating Data:
Net sales                                  $351,699    $329,259     $59,251     $340,666     $317,018    $221,404
Cost of sales                               284,252     269,813      47,675      269,394      238,287     172,635
                                           ---------   ---------    --------    ---------    ---------   ---------
  Gross profit                               67,447      59,446      11,576       71,272       78,731      48,769
Selling, general and administrative          47,707      51,073       9,134       54,100       56,053      34,132
Restructuring charge (credit)                   650           -           -        1,828
Other (income) expense, net                    (255)       (606)       (351)     (15,366)      (1,608)          -
                                           ---------   ---------    --------    ---------    ---------   ---------
  Operating income (loss)                    19,345       8,979       2,793       30,710       24,286      14,637
Interest expense, net                        15,783      16,742       2,717       15,701       11,140       8,452
                                           ---------   ---------    --------    ---------    ---------   ---------
  Income (loss) before income taxes
    expense (benefit) and
    extraordinary loss                        3,562      (7,763)         76       15,009       13,146       6,185
Income tax expense (benefit)                  1,558      (2,388)         23        6,174        5,491       2,609
Extraordinary loss                                -           -           -            -        3,495           -
                                           ---------   ---------    --------    ---------    ---------   ---------
  Net income (loss)                        $  2,004    $ (5,375)    $    53     $  8,835     $  4,160    $  3,576
                                           =========   =========    ========    =========    =========   =========
Balance Sheet Data (at end of period):
Property, plant and equipment,  net        $ 49,280    $ 51,922     $48,127     $ 48,151     $ 59,261    $ 46,350
Total assets                                230,376     210,172     211,507      213,047      212,546     172,904
Long-term debt (4)                          120,453     132,892     121,735      121,767      122,368      81,740
Shareholders' equity                         14,892      11,970      17,266       17,213       18,166      14,208

------------------
(1) The 1998 Transition Period ("TP 1998") is the nine weeks ending September 27, 1998.
(2) Fiscal 1998 includes a $15.9 million gain on the sale of substantially all of the fixed assets and certain related working capital (the "Mill Disposition") of its tissue mill in Gouverneur, New York (the "Mill") and settlement in connection with the termination by the owner of the co-generation facility formerly hosted by the Company at the Mill of its obligation, among other things, to supply steam to the Mill (the "Steam Contract").
(3) The Company incurred a $3.5 million extraordinary loss (net of a $2.5 million income tax benefit) in connection with the early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized debt discount and prepayment penalties.
(4)   See Note 10 of the Notes to Consolidated Financial Statements.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Forward-looking statements in this filing, including those in the Notes to Consolidated Financial Statements, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Such risks and uncertainties include, but are not limited to, general economic and business conditions, competitive market pricing, increases in raw material costs, energy costs and other manufacturing costs, fluctuations in demand for the Company's products, potential equipment malfunctions and pending litigation.


General

         The Company, a wholly-owned subsidiary of SF Holdings is a converter and marketer of disposable paper foodservice products. On December 3, 1999, Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of SF Holdings pursuant to a merger. On December 6, 1999, pursuant to an asset purchase agreement entered into on November 21, 1999 (the "CEG Asset Purchase Agreement"), the Company purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights, and customer lists for $16 million. In addition, pursuant to the CEG Asset Purchase Agreement the Company subsequently purchased certain inventory and acquired other CEG assets for cash and in exchange for outstanding trade payables owed to the Company by CEG. As a result of this transaction, the Company markets, manufactures and distributes disposable party goods products directly to the specialty (party) channel of the Company's consumer market. The companies are under common control, and therefore, the transaction has been accounted for in a manner similar to pooling-of-interests. The accompanying consolidated financial statements have been restated for all periods presented to include the balance sheet and results of operations of CEG. CEG's net assets and liabilities that were not acquired by the Company pursuant to the CEG Asset Purchase Agreement were acquired by SF Holdings and have been classified as "Due to/from SF Holdings".

         In October 1998, the Company changed its fiscal year end to the last Sunday in September. The following discussion compares the fiscal year ended September 24, 2000 to the fiscal year ended September 26, 1999 and the fiscal year ended September 26, 1999 to the fiscal year ended July 26, 1998.

Recent Developments

         On September 25, 2000, pursuant to an asset purchase agreement dated August 9, 2000 (the "Springprint Agreement"), the Company purchased substantially all of the property, plant and equipment, intangibles and net working capital of Springprint Medallion, a division of Marcal Paper Mills, Inc. ("Springprint"). In addition, pursuant to the Springprint Agreement, the Company has agreed to assume the liabilities and obligations of Springprint arising under contracts or leases that are either assets purchased by the Company or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $6.7 million, subject to post-closing adjustments.


Results of Operations

Fiscal 2000 Compared to Fiscal 1999

         Net sales increased $22.4 million, or 6.8%, to $351.7 million in Fiscal 2000, compared to $329.3 million in Fiscal 1999, reflecting an 11.6% increase in average realized sales price partially offset by a 4.8% decrease in sales volume. Net sales to consumer foodservice customers increased 5.6%, resulting from a 14.0% increase in average realized sales price, partially offset by a decrease in sales volume of 8.4%. Selling prices were positively affected by increases in raw material costs that were passed through to customers as well as more competitive market conditions. Net sales to institutional foodservice customers increased 8.8%, resulting from a 3.6% increase in average realized sales price and a 5.2% increase in sales volume. The increased sales volume to institutional foodservice customers was primarily due to an increase in sales of value-added converted tissue products and certain commodity paperboard products. The increase in average selling prices primarily resulted from a more favorable sales mix.

         Gross profit increased $8.0 million, or 13.5%, to $67.4 million in Fiscal 2000, compared to $59.4 million in Fiscal 1999. As a percentage of net sales, gross profit increased from 18.0% in Fiscal 1999 to 19.2% in Fiscal 2000. Gross profit in Fiscal 2000 was positively affected by margin enhancement in value-added tissue products as well as cost reductions through manufacturing efficiencies.

         Selling, general and administrative expenses decreased $3.4 million or 6.7%, to $47.7 million in Fiscal 2000 from $51.1 million in Fiscal 1999. In Fiscal 1999 results of operations reflected an increased bad debt write-off associated with bankruptcy filings by two of the Company's top 25 customers. This decrease was supplemented by savings in Fiscal 2000 resulting from the consolidation of the CEG business.

         Restructuring expense of $0.7 million in Fiscal 2000 was recorded in connection with the November 2000 closing of the Maspeth, New York facility which will result in the elimination of 130 positions by 2001.

         Other (income) expense, net decreased $0.3 million in Fiscal 2000 to income of $0.3 million, compared to income of $0.6 million in Fiscal 1999. This is the result of a $0.1 million loss from the sale of a building in St. Albans, Vermont and $0.1 million loss from the disposal of various machinery and equipment.

         Operating income increased $10.3 million to $19.3 million in Fiscal 2000 from $9.0 million in Fiscal 1999 due to the reasons discussed above.

         Interest expense, net of interest income decreased $0.9 million, or 5.4%, to $15.8 million in Fiscal 2000 compared to $16.7 million in Fiscal 1999. In Fiscal 2000, the Company realized lower interest expense due primarily to lower average interest rates and lower average outstanding balances.

         Income tax expense (benefit) increased $4.0 million to an expense of $1.6 million in Fiscal 2000 compared to a benefit of $2.4 million in Fiscal 1999. The effective rate for Fiscal 2000 was 43.8% and for Fiscal 1999 was 30.8% due to the acquisition of CEG and related adjustments.

         Net income (loss) increased $7.4 million, to income of $2.0 million for Fiscal 2000 compared to a loss of $5.4 million for Fiscal 1999, due to the reasons stated above.


  Fiscal 1999 Compared to Fiscal 1998

         Net sales decreased $11.4 million, or 3.3%, to $329.3 million in Fiscal 1999, compared to $340.7 million in Fiscal 1998. Fiscal 1998 included $13.3 million of net sales of tissue mill products prior to the March 1998 Mill Disposition. Excluding such tissue product sales, net sales increased $1.1 million in the converting operations. Net sales to consumer foodservice customers decreased 10.3%, resulting from a decrease in sales volume of 9.9% and a 0.4% decrease in average selling prices. Selling prices were adversely affected by reductions in raw material costs that were passed through to customers as well as more competitive market conditions. Net sales to institutional foodservice customers increased 10.5%, resulting from a 3.7% increase in volume and a 6.8% increase in sales price. The increased sales volume to institutional customers was primarily due to an increase in sales of value added converted tissue products and certain commodity paperboard products. The increase in average selling prices primarily resulted from the more favorable sales mix.

         Gross profit decreased $11.9 million or 16.7%, to $59.4 million in Fiscal 1999, compared to $71.3 million in Fiscal 1998. Fiscal 1998 included $1.7 million of gross profit from tissue mill products prior to the Mill Disposition. Excluding the gross profit from such tissue product sales, gross profit decreased $10.2 million in the converting operations. As a percentage of net sales, gross profit decreased from 20.9% in Fiscal 1998 to 18.0% in Fiscal 1999. Gross profit in Fiscal 1999 was adversely affected by margin erosion in commodity paperboard products as well as excess costs incurred in implementing efficiency initiatives.

         Selling, general and administrative expenses decreased $3.0 million or 5.5%, to $51.1 million in Fiscal 1999 from $54.1 million in Fiscal 1998. Fiscal 1998 included $0.8 million of such costs relating to the Mill. Excluding such Mill costs, the $2.3 million cost decrease was primarily due to headcount reduction.

         Other (income) expense, net decreased $14.8 million in Fiscal 1999 to income of $0.6 million, compared to income of $15.4 million in Fiscal 1998. In Fiscal 1998, other income included a $15.9 million gain on the Mill Disposition and the Steam Contract and a gain on the sale of other non-core assets.

         Restructuring expense was $1.8 million in Fiscal 1998. Of this, $0.5 million related to the decision to close the Company's Jacksonville, Florida facility and the St. Albans, Vermont administrative offices. The remaining $1.3 million relates to CEG's closure of its Indianapolis, Indiana manufacturing facility.

         Operating income decreased $21.7 million to $9.0 million in Fiscal 1999 from $30.7 million in Fiscal 1998 due to the reasons discussed above. Excluding other income, net and the restructuring expense, operating income decreased $8.9 million, and as a percentage of net sales, decreased from 5.0% in Fiscal 1998 to 2.5% in Fiscal 1999.

         Interest expense, net of interest income, increased $1.0 million to $16.7 million in Fiscal 1999 compared to $15.7 million in Fiscal 1998. During the period the Company realized higher interest expense due to higher average outstanding balances.

         Income tax expense (benefit) decreased $8.6 million to a benefit of $2.4 million in Fiscal 1999 compared to an expense of $6.2 million in Fiscal 1998. The effective rate for Fiscal 1999 was 30.8% due to the integration of CEG and related adjustments and for Fiscal 1998, the rate was 41.1%.

         Net income (loss) decreased as a result of the above, the net loss was $5.4 million in Fiscal 1999 compared to net income of $8.8 million in Fiscal 1998.


Liquidity and Capital Resources

         Historically, the Company has relied on cash flows from operations and borrowings to finance its working capital requirements, capital expenditures and acquisitions. In Fiscal 2000, the Company funded its capital expenditures using cash generated from operations and the sale of assets. The Company expects to continue this method of funding for its Fiscal 2001 capital expenditures.

         Net cash provided by operating activities increased $2.4 million to a source of $5.7 million in Fiscal 2000, compared to a source of $3.3 million in Fiscal 1999. This is primarily due to more favorable income from operating activities.

         Capital expenditures in Fiscal 2000 were $3.4 million compared to $12.4 million in Fiscal 1999. Capital expenditures in Fiscal 2000 included $1.5 million for new equipment and $1.9 million for routine capital improvements. These expenditures were funded by $1.9 million from equipment sales and the remainder from cash generated by operations.

         On January 12, 2000, the Company's revolving credit facility was amended to increase the revolving facility to $55 million, subject to borrowing base limitations and collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. On February 28, 2000, the Company's revolving credit facility was amended to extend the maturity through September 30, 2001. Borrowings are available at the bank's prime rate plus 0.25% or at LIBOR plus 2.25% at the election of the Company. At September 24, 2000, $40.7 million was outstanding and $14.3 million was the maximum remaining advance available based upon eligible collateral. Although the Company intends to refinance this debt, there can be no assurances that the Company will be able to obtain such refinancing on terms and conditions acceptable to the Company.

         On September 25, 2000, the Company's revolving credit facility was amended to include a term loan of $5 million. This amount is payable in equal monthly installments through the maturity date of September 30, 2001, at an annual rate of LIBOR plus 2.5%. The proceeds from this term loan were used to partially finance the purchase of Springprint.

         In 1997, the Company issued $120 million of 9-1/2% Series A Senior Subordinated Notes due 2007 with interest payable semiannually. Payment of the principal of, and interest on, the Notes is subordinate in right of payment to Senior Debt (as defined therein), which includes the revolving credit facility. The principal amount of the Notes is payable on February 28, 2007. The Company may, at its election, redeem the Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.75% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The Notes provide that upon the occurrence of a change of control (as defined therein), the holders thereof will have the option to require the redemption of the Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

         Pursuant to the terms of the instruments governing the indebtedness of the Company, the Company is subject to certain affirmative and negative covenants customarily contained in agreements of this type, including, without limitations covenants that restrict, subject to specified exceptions (i) mergers, consolidations, asset sales or changes in capital structure, (ii) creation or acquisition of subsidiaries, (iii) purchase or redemption of capital stock or declaration or payment of dividends or distributions on such capital stock, (iv) incurrence of additional indebtedness, (v) investment activities,
(vi) granting or incurrence of liens to secure other indebtedness, (vii) prepayment or modification of the terms of subordinated indebtedness, and (viii) engaging in transactions with affiliates. In addition, such debt instruments restrict the Company's ability to pay dividends or make other distributions to SF Holdings. The credit facility also requires that certain financial covenants are satisfied.

         During Fiscal 1998, the Company redeemed shares of Class A common stock (pre-Merger shares) for $9.8 million pursuant to an offer to repurchase a certain number of shares of its common stock (pre-Merger shares) from its stockholders on a pro rata basis.

         The Company believes that cash generated by operations, combined with amounts available under the revolving credit facility, will be sufficient to meet the Company's working capital and capital expenditure requirements in the next twelve months.


Impact of Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the statement of financial position. The Company has evaluated this process which is effective for Fiscal 2001 and has concluded that SFAS No. 133 will not have a significant impact on the financial statement presentation.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial
Statements. SAB No. 101 establishes accounting and reporting standards for revenue recognition and requires that an entity not recognize revenue unitl it is realized or realizable and earned. The Company has evaluated this bulletin which is effective for Fiscal 2001 and has concluded that SAB No.101 will not have a significant impact on the financial statement presentation.


Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         NONE.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements and Schedule attached hereto and listed in
         Item 14 (a)(1) and (a)(2) hereof.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages and positions of the directors, executive officers and key employees of Fonda as of December 5, 2000. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Name                               Age        Position
----                               ---        --------
Dennis Mehiel                      58         Chairman and Chief Executive
                                              Officer

Robert Korzenski                   46         President and Chief Operating
                                              Officer

Thomas Uleau                       56         Executive Vice President and
                                              Director

Hans H. Heinsen                    47         Senior Vice  President  - Finance,
                                              Chief  Financial  Officer and
                                              Treasurer

Michael Hastings                   53         Senior Vice President

Joseph Marcelynas                  55         Senior Vice President

John Lewchenko                     49         Vice President

Bryan Hollenbach                   38         Vice President

Jon Mclain                         56         Vice President and General Manager

Harvey L Freidman                  58         Secretary and General Counsel

Alfred D. DelBello                 66         Vice Chairman

James Armenakis                    57         Director

Gail Blanke                        52         Director

John A. Catsimatidis               52         Director

Chris Mehiel                       61         Director

Jerome T. Muldowney                55         Director

Alan D. Scheinkman                 50         Director

G. William Seawright               59         Director

Lowell P. Weicker, Jr.             69         Director

         Mr. Dennis Mehiel has been Chairman and Chief Executive Officer of the Company since it was purchased in 1988 and is also Chairman and Chief Executive Officer of CEG. He has been Chairman of the Board and Chief Executive Officer of Sweetheart Holdings, Inc. ("Sweetheart Holdings") and Sweetheart Cup (collectively, "Sweetheart") since March 1998. Mr. Mehiel is also Chairman and Chief Executive Officer of SF Holdings. Since August 2000, he has been a director of Four M Corporation ("Four M"), a converter and seller of interior packaging, corrugated sheets and corrugated containers which he co-founded. From 1966 until August 2000, he was Chairman of Four M, and since 1977 (except during a leave of absence from April 1994 through July 1995) he was the Chief Executive Officer of Four M. Mr. Mehiel is also currently a director of Box USA Holdings, Inc. ("Box USA").

         Mr. Korzenski has been President and Chief Operating Officer of the Company since March 1998. Prior to that, he had been Senior Vice President of the Company since January 1997 and President of the Hoffmaster division since its acquisition by the Company in March 1995. From October 1988 to March 1995, he served as Vice President of Operations and Vice President of Sales of Scott Institutional, a division of Scott Paper Company ("Scott"). Prior to that, he was Director of National Sales at Thompson Industries.

         Mr. Uleau has been Executive Vice President of the Company since March 1998 and he has been a Director of the Company since 1988. Prior to that, he had been President of the Company since January 1997 and Chief Operating Officer since 1994. Mr. Uleau was Executive Vice President of the Company from 1994 to 1996 and from 1988 to 1989. He has also been President, Chief Operating Officer and a Director of Sweetheart since March 1998. Mr. Uleau is also President, Chief Operating Officer and a Director of SF Holdings. He has been Executive Vice President of CEG since 1996. He served as Executive Vice President and Chief Financial Officer of Four M from 1989 through 1993 and its Chief Operating Officer in 1994. He is also currently a director of Four M, CEG and Box USA.

         Mr. Heinsen has been Senior Vice President and Treasurer of the Company since January 1997 and Chief Financial Officer of the Company since June 1996. Mr. Heinsen also has been Chief Financial Officer and Senior Vice President of Finance of Sweetheart since March 1998 and Senior Vice President, Chief Financial Officer and Treasurer of SF Holdings since February 1998. Prior to joining the Company, Mr. Heinsen spent 21 years in a variety of corporate finance positions with The Chase Manhattan Bank, N.A.

         Mr. Hastings has been Senior Vice President of the Company since January 1997 and was President of the Fonda division since joining the Company in May 1995 until March 1998. Mr. Hastings also has been Senior Vice President of Sweetheart since March 1998. From December 1990 to April 1995, Mr. Hastings served as Vice President of Sales and Marketing and as a member of the Board of Directors of Anchor Packaging Company, a manufacturer of institutional films and thermoformed plastic packaging. Mr. Hastings had previously worked in a variety of positions, including sales, marketing and plant operations management, at Scott and Thompson Industries.

         Mr. Marcelynas has been Senior Vice President of Sales and Marketing Consumer Products since March 1996 and was Vice President of Sales and Marketing since 1989. He has been employed by the Company in a number of executive sales and marketing positions since 1984.

         Mr. Lewchenko has been Vice President of Institutional Sales since February 1996. He was employed by the Scott Foodservice Division of Scott prior to its acquisition in March 1995. Previously with Scott and until his promotion by the Company, he had been National Sales Manager since 1995 and a Regional Sales Manager since 1990.

         Mr.Hollenbach has been Vice President of Operations since December 1998 and a Director of Operations since 1996. He was employed by the Chesapeake Consumer Products Company prior to its acquisition in December 1995 as Director of Operations and Finance since 1994 and in other management positions since 1989.

         Mr. Mclain has been Vice President and General Manager since December 1999. He acted in the same capacity for CEG since November 1998. From August 1998 until November 1998 he was Vice President of Sales and Marketing for CEG. Prior to joining CEG, he served as Vice President and General Manager of Erving Paper Products from February 1997 until July of 1998. Mr. Mclain had previously held numerous management positions including sales, marketing, plant operations, and retail product supply management for James River Corporation.

         Mr.Friedman has been Secretary and General Counsel of the Company since May 1996. He was a Director of the Company from 1985 to January 1997. Mr. Friedman is also Secretary and General Counsel of CEG, SF Holdings, Four M and Box USA and is a director of CEG. He was formerly a partner of Kramer, Levin, Naftalis & Frankel, a New York City law firm.

         Mr. DelBello has served as Vice Chairman of the Company since January 1997 and a Director of the Company since 1990. He also has been Vice Chairman of SF Holdings since February 1998. Since July 1995, Mr. DelBello has been a partner in the law firm of DelBello, Donnellan & Weingarten & Tartaglia, LLP. From September 1992 to July 1995 he was a partner in the law firm of Worby DelBello Donnellan & Weingarten. Prior thereto, he had been President of
DelBello Associates, a consulting firm, since 1985. Mr. DelBello served as Lieutenant Governor of New York State from 1983 to 1985.

         Mr. Armenakis has served as a Director of the Company since June 1997. He also has been a director of SF Holdings since February 1998. He is a senior partner in the law firm of Armenakis & Armenakis.

         Ms. Blanke has served as a Director of the Company since January 1997. She also has been a director of SF Holdings since February 1998. She has been President and Chief Executive Officer of Gail Blanke's Lifedesigns, LLC since March 1995. Lifedesigns was founded in March 1995 as a division of Avon Products, Inc. ("Avon") and was spun off from Avon in March 1997. Prior thereto, she held the position of Corporate Senior Vice President of Avon since August 1991. She also held a number of management positions at CBS, Inc., including the position of Manager of Player Promotion for the New York Yankees. Ms. Blanke will be serving her second consecutive term as President of the New York Women's Forum.

         Mr. Catsimatidis has served as a Director of the Company since January 1997. He also has been a director of SF Holdings since February 1998. He has been Chairman and Chief Executive Officer of the Red Apple Group, Inc., a company with diversified holdings that include oil refining, supermarkets, real estate, aviation and newspapers, since 1969. Mr. Catsimatidis serves as a director of Sloan's Supermarket, Inc. and News Communications, Inc. He also serves on the board of trustees of New York Hospital, St. Vincent Home for Children, New York University Business School, Athens College, Independent Refiners Coalition and New York State Food Merchants Association.

         Mr.Chris Mehiel, has been a Director of the Company since January 1997. He also has been a director of SF Holdings since February 1998. Mr. Mehiel is a co-founder of Four M and has been Executive Vice President, Chief Operating
Officer and a director of Four M since September 1995 and Chief Financial Officer from August 1997 until July 2000. He is an executive officer of the managing member of Fibre Marketing Group, LLC, the successor to Fibre Marketing Group, Inc., ("Fibre Marketing") a waste paper recovery business which he co-founded, and was President from 1994 to January 1996. From 1993 to 1994, Mr. Mehiel served as President and Chief Operating Officer of Box USA. From 1982 to 1992, Mr. Mehiel served as the President and Chief Operating Officer of Specialty Industries, Inc., a waste paper processing and container manufacturing company.

         Mr. Muldowney has served as a Director of the Company since 1990. He also has been a director of SF Holdings since February 1998. Since January 1996, Mr. Muldowney has been a Managing Director of AIG Global Investment Corp. and since March 1995 he has been a Senior Vice President of AIG Domestic Life Companies ("AIG Life"). Prior thereto, he had been a Vice President of AIG Life since 1982. In addition, from 1986 to 1996, he served as President of AIG Investment Advisors, Inc. He is currently a director of AIG Life and AIG Equity Sales Corp.

         Mr. Scheinkman has been a Director of the Company since April 2000. Since January 1998 Mr. Scheinkman has been County Attorney of Westchester County, New York, Counsel to the County Executive and Board of Legislators. Prior thereto, Mr. Scheinkman was in private practice with Scheinkman, Fredman & Kosan LLP. Mr. Scheinkman is also an adjunct professor of law at Pace University, School of Law and St. John's University, School of Law.

         Mr. Seawright has served as a Director of the Company since January 1997. He also has been a director of SF Holdings since February 1998. He has been President and Chief Executive Officer of Stanhome Inc., a manufacturer and distributor of giftware and collectibles, since 1993. Prior thereto, he was President and Chief Executive Officer of Paddington, Inc., an importer of distilled spirits, since 1990. From 1986 to 1990, he was President of Heublein International, Inc.

         Mr. Weicker, Jr. has served as a Director of the Company since January 1997. He also has been a director of SF Holdings since February 1998. Mr. Weicker served as Governor of the State of Connecticut from January 1991 through January 1995. From 1968 to 1989, Mr. Weicker served in the U.S. Congress. He currently serves as a director of Compuware Corporation, World Wrestling Federation Entertainment, Inc., HPSC, Inc. and UST, Inc.


Director Compensation

         Directors of Fonda who are not employees receive annual compensation of
(i) $12,000, (ii) $1,000 for each Board meeting attended, and (iii) $1,000 for each committee meeting attended which is not held on the date of a board meeting. Prior to Fiscal 2000, Directors also received 100 stock appreciation rights ("SARs") as part of their compensation. The Company's SAR program was terminated on September 14, 2000 and all SARs have been redeemed (See Note 12 of the Notes to Consolidated Financial Statements). Directors who are employees do not receive any compensation or fees for service on the Board of Directors or any committee thereof.


Item 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation earned, whether paid or deferred, to the Company's Chief Executive Officer and its other four most highly compensated executive officers (collectively, the "Named Officers") for Fiscal 2000, Fiscal 1999, the 1998 TP and Fiscal 1998 for services rendered in all capacities to the Company during such periods. The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the named executive officers did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus or (ii) $50,000. Thus, such amounts are not reflected in the following table.

                                                    Summary Compensation Table


                                                        Annual Compensation
---------------------------------------------------------------------------------------------------------------------
                                                                                                        All Other
           Name and Principal                                Salary         Bonus           SARs       Compensation
                Position                     Fiscal            ($)           ($)           (#)(1)         ($)(2)
----------------------------------------- --------------  -------------- -------------  -----------   ---------------
Dennis Mehiel
   Chairman and Chief Executive  Officer      2000           175,000        200,000             -               -
   of Fonda                                   1999           175,000         75,000             -               -
                                              1998 TP         29,167              -             -               -
                                              1998           175,000        150,000             -               -

Robert Korzenski
   President    and   Chief    Operating      2000           239,578        235,000             -          20,998 (3)
   Officer  of Fonda                          1999           204,616         75,000             -          31,332 (4)
                                              1998 TP         30,769              -             -           1,548
                                              1998           188,590        100,000         1,950          10,419

Jon Mclain
   Vice  President  and General  Manager      2000           174,231         67,950             -           6,988
   of Fonda                                   1999           167,500              -             -         101,521 (5)
                                              1998TP(6)       12,885              -             -           6,379 (7)
                                              1998                 -              -             -               -

Joseph Marcelynas
   Senior Vice President of Fonda             2000           163,684         60,415             -           5,191
                                              1999           159,646         30,000             -           9,470
                                              1998 TP         24,117              -             -           1,051
                                              1998           139,204         27,922           160           6,079

John Lewchenko
   Vice President of Fonda                    2000           151,538         55,500             -           7,197
                                              1999           143,230         16,500             -          11,069
                                              1998 TP         22,035              -             -           1,130
                                              1998           134,529         28,000           160           7,616

(1)  The SAR Plan was terminated on September 14, 2000,effective as of October 1
     , 1999.  No SARs were issued during Fiscal 2000 or Fiscal 1999.  All vested
     SARs were redeemed on September 20, 2000.See "--Stock Appreciation Rights".
(2)  Reflects  matching  contributions by the Company under the Company's 401(k)
     Plans, long-term disability and life insurance premiums paid by the Company.
(3)  Included in other compensation is $11,726 paid for relocation by the Company.
(4)  Included in other compensation is $17,565 paid for relocation by the Company.
(5)  Included in other compensation is $94,646 paid for relocation by the Company.
(6)  Mr. Mclain began employment on August 31, 1998.
(7)  Included in other compensation is $6,379 paid for relocation by the Company.

Stock Appreciation Rights

         No SARs were issued to Named Officers during Fiscal 2000. On September 14, 2000 the Company terminated the SAR plan effective as of October 1, 1999. In total, 4,860 SARs were redeemed at their October 1, 1999 value from Named Officers at a total cost of $138,394. All unvested SARs held by Named Officers not redeemed by the Company were forfeited.

                                                                          SARs Outstanding at   Value of Outstanding
          Name              SARs Redeemed (#)      Value Realized ($)           FY end                  SARs
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

Robert Korzenski                   3,900                 126,516                    -                     -

Joseph Marcelynas                    480                   5,939                    -                     -

John Lewchenko                       480                   5,939                    -                     -

Employee Benefit Plans

         The Company provides certain union and non-union employees with retirement and disability income benefits under defined benefit pension plans. The Company's policy has been to fund annually the minimum contributions required by applicable regulations.

         On January 1, 1997, the Company adopted a defined contribution benefit plan. All non-union employees and certain union employees are covered under the Company's 401(k) savings and investment plans. Employee contributions are matched to varying amounts according to the plan as it relates to a particular facility and in addition, at the discretion of the Company. The Company also participates in multi-employer pension plans for certain of its union employees. See Note 17 of the Notes to Consolidated Financial Statements.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company is a wholly-owned subsidiary of SF Holdings which owns 100 shares of common stock of the Company. SF Holdings address is 373 Park Avenue South, New York, New York 10016. The following table sets forth certain information as of December 6, 2000, with respect to the shares of common stock of SF Holdings beneficially owned by each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding common stock of SF Holdings, the directors and officers of the Company, and all directors and officers of the Company, as a group.

                                                       Number of               Percent
   Name of Beneficial Owner                              Shares               Ownership
   ------------------------                        ----------------        --------------
   Dennis Mehiel
        373 Park Avenue South
        New York, NY  10016                              715,850 (1)           73.25%
   Thomas Uleau
        10100 Reisterstown Road
        Owings Mills, Maryland  21117                     13,487                1.38%
   Directors and executive officers as a
        Group (3 persons)                                738,872               75.60%

(1) Includes 15,65 shares of Class A common stock of SF Holdings that would be issuable upon conversion of Class B Series 1 Preferred Stock held by CEG, 116,647 shares of Class A common stock of SF Holdings that would be issuable upon conversion of Class B Series 2 Preferred Stock, 71,515 shares underlying options to purchase Class A common stock of SF Holdings, which are presently exercisable, and 134,138 shares which Mr. Mehiel has the power to vote pursuant to a voting trust agreement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         All  of  the  affiliates   referenced  below are directly or indirectly
under the common ownership of the Company's Chief Executive Officer.

         During Fiscal 2000, the Company sold certain paper cup machines to Sweetheart Cup at a fair market value of $1.3 million. The gain on the sale of equipment resulted in a credit to equity of $1.0 million. Independent appraisals were obtained to determine the fairness of the purchase price.

         During Fiscal 2000, the Company sold $11.1 million of paper plates, $0.2 of equipment rental and $0.5 million of other services to Sweetheart. Included in accounts receivable as of September 24, 2000 are $2.2 million due from Sweetheart and $1.1 million due from Fibre Marketing. Other sales to affiliates, if any, during Fiscal 2000 were not significant.

         During Fiscal 2000, the Company purchased $15.9 million of paper cups from Sweetheart, $1.7 million of corrugated containers from Box USA and $0.5 million of travel services from Emerald Lady, Inc.. Included in accounts payable, as of September 24, 2000, is $1.6 million due to Sweetheart. Other purchases from affiliates, if any, during Fiscal 2000 were not significant.

         At September 24, 2000, the Company had loans receivable from its Chief Executive Officer totaling $275,000 plus accrued interest at 10%. This loan is payable upon demand. During Fiscal 1999, the Company also had a $150,000 loan receivable from another executive officer plus accrued interest at 5.39% which was paid in full in June 1999.

         On December 6, 1999, pursuant to the CEG Asset Purchase Agreement, the Company purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights and customer lists. In addition, pursuant to the CEG Asset Purchase Agreement, the Company purchased certain inventory of CEG. The aggregate purchase price for the intangible assets and the inventory is $41 million ($16 million for the intangible assets and $25 million for the inventory), payable in cash, the cancellation of certain notes and warrants and the assumption of certain liabilities. Pursuant to the agreement, the Company also acquired other CEG assets in exchange for outstanding trade payables owed to the Company by CEG. In connection with the CEG Asset Purchase Agreement, the Company canceled previous agreements with CEG including all licensing and manufacturing arrangements and a certain Promissory Note dated February 27, 1997. Financial results are presented on a consolidated basis with all significant inter-company transactions eliminated for all periods presented. Independent appraisals were obtained to determine the fairness of the purchase price for such assets. The Company believes the terms on which it purchased such assets are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         During Fiscal 1999, the Company purchased certain paper plate manufacturing assets from Sweetheart Cup for $2.4 million. Also in Fiscal 1999, the Company entered into a five year operating lease with Sweetheart Cup, whereby the Company leases certain paper cup manufacturing assets to Sweetheart Cup with a net book value of $1.3 million for annual lease income of $0.2 million. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms.

         During Fiscal 1999, the Company sold $4.3 million of paper plates and $0.2 million of equipment rental to Sweetheart and $3.9 million of scrap paper to Fibre Marketing. Included in accounts receivable as of September 26, 1999 are $1.3 million due from Sweetheart and $1.0 million due from Fibre Marketing. Other sales to affiliates, if any, during Fiscal 1999 were not significant.

         During Fiscal 1999, the Company purchased $6.8 million of paper cups from Sweetheart, $1.8 million of corrugated containers from Box USA and $0.5 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of September 26, 1999, is $0.6 million due to Sweetheart. Other purchases from affiliates, if any, during Fiscal 1999 were not significant.

         During Fiscal 1998, the Company entered into an agreement with SF Holdings whereby the Company acquired for $7.0 million substantially all of SF Holding's rights under a Management Services Agreement dated August 31, 1993, as amended, and pursuant to which the Company has the right, subject to the direction of the Board of Directors of Sweetheart, to manage Sweetheart's day-to-day operations. In consideration of the Company's performance of services, the Company is entitled to receive management fees from Sweetheart of $0.7 million, $0.9 million and $1.1 million in the first, second and third years, respectively, and $1.6 million per year for the remaining term of the Management Services Agreement. The Company believes that the terms of such agreement are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. The $7.0 million payment is included in other assets and is being amortized over the term of such agreement. Management fee income, net of amortization was $0.5 million in Fiscal 2000 and 1999, less than $0.1 million in the 1998 TP, and $0.1 million in Fiscal 1998.

         During Fiscal 1998, the Company purchased a 38.2% ownership interest in Fibre Marketing from a Director of the Company for $0.2 million. Four M is also a member of Fibre Marketing. The Company granted Sweetheart the right to acquire 50% of the Company's interest in Fibre Marketing for $0.1 million. During Fiscal 2000, the Company sold a 13.2% interest in Fibre Marketing to Mehiel Enterprises, Inc. for $0.1 million, retaining a 25% ownership interest in Fibre Marketing. The Company believes that the terms on which it purchased and sold such interest are at least as favorable as those it could otherwise have obtained from an unrelated third party and were negotiated on an arm's length basis.

         The Company leases a building in Jacksonville, Florida from Dennis Mehiel on terms the Company believes are no less favorable than could be obtained from independent third parties and were negotiated on an arm's length basis. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, Mr. Mehiel can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated its operations at this facility and is currently subleasing the entire facility. Four M subleased a portion of this facility through May 1998 and again from October 1999 through February 2000. Rent expense, net of sublease income on the portion of the premises subleased to Four M during Fiscal 2000 was less than $0.2, and through May 1998 was $0.1 million in Fiscal 1999, less than $0.1 million in the 1998 TP, and $0.1 million in Fiscal 1998.

         SF Holdings and the Company will file a consolidated federal income tax return and pursuant to a tax sharing agreement, the Company will pay SF Holdings its allocable share of the consolidated group's consolidated federal income tax liability, which is generally equal to the tax liability the Company would have paid if it had filed separate tax returns.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1. The financial statements listed in the "Index to Consolidated Financial Statements."

     2. The financial statement schedule listed in the "Index to Financial Statement Schedules."

     3.  Exhibits

         Exhibits 3.1 through 10.5 are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Registration Statement on Form S-4, as amended (File No. 333-24939). Exhibits
10.7 through 10.8 are incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Form 10-Q for the quarterly period ended April 26, 1998. Exhibit 10.10 is incorporated herein by reference to the exhibit with the corresponding number filed as part of the Company's Form 8-K filed on December 27, 1999. Exhibits 10.11 and 10.12 are filed herein.

     3.1     Certificate of Incorporation of the Company.
     3.2     Amended and Restated By-laws of the Company.
     4.1 Indenture, dated as of February 27, 1997, between the Company and the Bank of New York.
     4.2 Form of 9 1/2% Series A and Series B Senior Subordinated Notes, dated as of February 27, 1997 (incorporated by reference to
             Exhibit 4. 1).
     4.3 Registration Rights Agreement dated as of February 27, 1997, among the Company, Bear Steams & Co. Inc. and Dillon, Read & Co. Inc.(the "Initial Purchasers").
     10.1    Second Amended and Restated Revolving Credit and Security Agreement
             - dated as of February 27, 1997, among the Company, the financial institutions party thereto and IBJ Schroder Bank & Trust Company, as agent.
     10.2 Stock Purchase Agreement dated as of October 13, 1995, between the Company and Chesapeake Corporation.
     10.3 Asset Purchase Agreement dated as of October 13, 1995, between the Company and Alfred Bleyer & Co., Inc.
     10.4 Asset Purchase Agreement dated as of March 22, 1996, among James River Paper Company, Inc. ("James River"), the Company and Newco (the "James River Agreement").
     10.5 First Amendment to the James River Agreement dated as of May 6, 1996, among James River, the Company and Newco. 10.6 Indenture of Lease between Dennis Mehiel and the Company dated as of January 1, 1995.
     10.7 Assignment and Assumption Agreement dated as of March 12, 1998 between the Company and SF Holdings.
     10.8 Tax Sharing Agreement, dated as of March 12, 1998 between SF Holdings and the Company.
     10.10 Asset Purchase Agreement dated as of December 6, 1999 between CEG and the Company.

     10.11*  Amendment No. 4 to the Second Amended and Restated Revolving Credit
             and  Security  Agreement  dated as of January  12,  2000, among the
             Company, the financial institutions party thereto and IBJ Whitehall
             Business  Credit  Corporation  as  successor to IBJ Schroder Bank &
             Trust Company, as agent.
     10.12*  Amendment No. 5 to the Second Amended and Restated Revolving Credit
             and  Security  Agreement  dated as of February  28, 2000, among the
             Company,   the   financial   institutions  party  thereto  and  IBJ
             Whitehall  Business Credit Corporation as successor to IBJ Schroder
             Bank & Trust Company, as agent.
     27.1*   Financial Data Schedule.

     * filed herein.

(b) A report on Form 8-K was filed on December 27, 1999 under Item 2 to announce the Asset Purchase Agreement between CEG and the Company.

     A report on Form 8-K/A was filed on February 25, 2000 under Item 7 to provide pro forma financial information for CEG.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

Independent Auditors' Report                                                  24

Consolidated Balance Sheets as of September 24, 2000
         and September 26, 1999                                               25

Consolidated Statements of Operations and Other
         Comprehensive Income (Loss) for Fiscal Years 2000,
         1999, the nine weeks ended September 27, 1998
         and the fifty two weeks ended July 26, 1998                          26

Consolidated Statements of Cash Flows
         for Fiscal Years 2000, 1999, the nine weeks ended
         September 27, 1998 and the fifty two weeks ended July 26, 1998       27

Consolidated Statements of Shareholders' Equity for Fiscal Years 2000,
         1999, the nine weeks ended September 27, 1998 and the
         fifty two weeks ended July 26, 1998                                  28

Notes to Consolidated Financial Statements                                    29

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
The Fonda Group, Inc.


         We have audited the accompanying consolidated balance sheets of The Fonda Group, Inc. (the "Company") as of September 24, 2000 and September 26, 1999, and the related consolidated statements of operations and other comprehensive income (loss), cash flows and shareholders' equity for the years ended September 24, 2000 and September 26, 1999, the nine week transition period ended September 27, 1998 and the year ended July 26, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 24, 2000 and September 26, 1999, and the results of its operations and its cash flows for the years ended September 24, 2000 and September 26, 1999, the nine week transition period ended September 27, 1998 and the year ended July 26, 1998 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, in Fiscal 2000 the Company acquired certain assets and liabilities of an affiliate. The transaction has been accounted for in a manner similar to pooling-of-interests and accordingly, the consolidated financial statements have been restated for all periods presented.


/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
November 22, 2000

                                             THE FONDA GROUP, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except share data)

                                                                           September 24,    September 26,
                                                                               2000             1999
                                                                           -------------    -------------

                                     Assets
                                     ------
Current assets:
  Cash and cash equivalents                                                  $  1,413         $    624
  Receivables, less allowances of $1,459 and $2,049, respectively              50,927           45,431
  Inventories                                                                  63,145           60,167
  Deferred income taxes                                                         8,044            6,205
  Refundable income taxes                                                         298            1,174
  Spare parts                                                                   2,523            2,481
  Other current assets                                                          6,328            6,212
                                                                             ---------        --------
     Total current assets                                                     132,678          122,294
                                                                             ---------        --------

Property, plant and equipment, net                                             49,280           51,922

Goodwill, net                                                                  18,373           19,358
Due from SF Holdings                                                           18,441                -
Other assets                                                                   11,604           16,598
                                                                             ---------        --------

     Total assets                                                            $230,376         $210,172
                                                                             =========        ========

                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities:
  Accounts payable                                                           $ 15,679         $ 16,272
  Accrued payroll and related costs                                            10,469            8,681
  Other current liabilities                                                    21,203           16,529
  Current portion of long-term debt                                            41,425              551
                                                                             ---------        --------
     Total current liabilities                                                 88,776           42,033
                                                                             ---------        --------

Due to SF Holdings                                                                  -           17,155
Deferred income taxes                                                           5,043            4,026
Long-term debt                                                                120,453          132,892
Other liabilities                                                               1,212            2,096
                                                                             ---------        --------
     Total liabilities                                                        215,484          198,202
                                                                             ---------        --------

Commitments and contingencies (See Note 18)                                         -                -

Shareholders' equity:
  Common Stock - Par value $.01 per share; 1,000 shares authorized; 100
  shares issued and outstanding                                                     -                -
  Additional paid-in capital                                                    1,022                -
  Retained earnings                                                            13,895           11,891
  Accumulated other comprehensive  (loss) income                                  (25)              79
                                                                             ---------        --------
     Total liabilities and shareholders' equity                              $230,376         $210,172
                                                                             =========        ========

                    See accompanying Notes to Consolidated Financial Statements.

                                                    THE FONDA GROUP, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           AND OTHER COMPREHENSIVE INCOME (LOSS)
                                                     (In thousands)

                                                                                  Nine Weeks
                                                                                    Ended         Fifty Two
                                                        Fiscal      Fiscal        September      Weeks Ended
                                                         2000        1999        27, 1998 (1)   July 26, 1998
                                                      ----------  ----------    -------------- ---------------
Net sales                                              $351,699    $329,259        $59,251         $340,666
Cost of sales                                           284,252     269,813         47,675          269,394
                                                       ---------   ---------       --------        ---------

     Gross profit                                        67,447      59,446         11,576           71,272

Selling, general and administrative expenses             47,707      51,073          9,134           54,100
Restructuring expense                                       650           -              -            1,828
Other (income) expense, net                                (255)       (606)          (351)         (15,366)
                                                       ---------    --------       --------        ---------

     Operating income (loss)                             19,345       8,979          2,793           30,710

Interest expense, net of interest income of $275,
  $498, $296 and $820, respectively                      15,783      16,742          2,717           15,701
                                                       ---------   ---------       --------        ---------

     Income (loss) before income tax
      expense (benefit)                                   3,562      (7,763)            76           15,009

Income tax expense (benefit)                              1,558      (2,388)            23            6,174
                                                       ---------   ---------       --------        ---------

     Net income (loss)                                 $  2,004    $ (5,375)       $    53         $  8,835
                                                       =========   =========       ========        =========

Other comprehensive income (loss), net of tax:
     Minimum pension liability adjustment
     (net of income tax expense (benefit) of
     ($69) and $53, respectively)                          (104)         79              -                -
                                                       ---------   ---------       --------        ---------

     Comprehensive income (loss)                       $  1,900    $ (5,296)       $    53         $  8,835
                                                       =========   =========       ========        =========

                    See accompanying Notes to Consolidated Financial Statements.
                                         (1) See Note 1

                                                    THE FONDA GROUP, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)

                                                                                           Nine Weeks
                                                                                             Ended          Fifty Two
                                                                   Fiscal       Fiscal   September 27,     Weeks Ended
                                                                    2000         1999        1998         July 26, 1998
                                                                 ----------    -------- ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                               $  2,004    $ (5,375)    $     53         $  8,835
  Adjustments  to  reconcile  net income  (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                    7,374       6,598        1,039            6,156
    Deferred income tax expense (benefit)                              192      (1,826)         294             (792)
    (Gain) / Loss on sale of assets                                    202         (72)        (201)         (16,333)
  Changes in operating assets and liabilities:
    Receivables                                                     (3,218)        954       (6,304)           1,048
    Inventories                                                     (3,020)     (3,930)         496            1,295
    Accounts payable                                                 5,885       2,942       (6,103)           2,481
    Redemption of stock appreciation rights                           (504)          -            -                -
    Other, net                                                      (3,233)      4,008       (2,098)             745
                                                                  ---------   ---------    ---------        ---------
      Net cash provided by (used in)operating activities             5,682       3,299      (12,824)           3,435
                                                                  ---------   ---------    ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                        (3,441)    (12,379)        (748)          (7,039)
  Due to/from SF Holdings                                          (30,449)    (10,722)       4,656            3,475
  Acquisition of a business                                              -           -            -           (6,901)
  Acquisition of Management Services Agreement                           -           -            -           (7,000)
  Proceeds from sale of property, plant and equipment                  562         762          294           34,793
                                                                  ---------   ---------    ---------        ---------
      Net cash provided by (used in) investing activities          (33,328)    (22,339)       4,202           17,328
                                                                  ---------   ---------    ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings (repayments) under credit  facilities              29,000      11,710            -                -
  Net borrowings (repayments) of other debt                           (565)       (576)         (53)            (569)
  Redemption of common stock                                             -                                    (9,788)
                                                                  ---------   ---------    ---------        ---------
      Net cash provided by (used in)financing activities            28,435      11,134          (53)         (10,357)
                                                                  ---------   ---------    ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   789      (7,906)      (8,675)          10,406

CASH AND CASH EQUIVALENTS, beginning of period                         624       8,530       17,205            6,799
                                                                  ---------   ---------    ---------        ---------

CASH AND CASH EQUIVALENTS, end of period                          $  1,413    $    624     $  8,530         $ 17,205
                                                                  =========   =========    =========        =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                               $ 15,099    $ 15,949     $  6,310         $ 14,519
                                                                  =========   =========    =========        =========

      Income taxes paid                                           $    701    $  2,528     $     53         $  6,127
                                                                  =========   =========    =========        =========


                                   See accompanying Notes to Consolidated Financial Statements.

                                                 THE FONDA GROUP
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 (In thousands)


                                                                      Accumulated                    Total
                                    Common  Additional   Retained        Other       Treasury    Shareholders'
                                    Stock    Paid-In     Earnings    Comp-rehensive    Stock        Equity
                                             Capital                 Income (Loss)
                                   -------  ----------   ---------  ---------------- ----------  -------------

Balance, July 27, 1997            $ 2,145    $ 7,845      $ 8,378      $      -       $ (202)      $ 18,166

Net income                              -          -        8,835             -            -          8,835
Transfer of common stock                -      2,118            -             -            -          2,118
Accretion of redeemable stock           -        (43)           -             -            -            (43)
Redemption of  common stock
  and treasury stock               (2,145)    (9,920)           -             -          202        (11,863)
                                    ------   --------     --------     ---------      -------      ---------

Balance, July 26, 1998                  -          -       17,213             -            -         17,213

Net income                              -          -           53             -            -             53
                                    ------   --------     --------     ---------      -------      ---------

Balance, September 27, 1998             -          -       17,266             -            -         17,266

Net loss                                -          -       (5,375)            -            -         (5,375)
Minimum pension liability
  adjustment                            -          -            -            79            -             79
                                    ------   --------     --------     ---------      -------      ---------

Balance, September 26, 1999             -          -       11,891            79            -         11,970

Net income                              -          -        2,004             -            -          2,004
Elimination of gain on
  equipment sold to related
  party                                 -      1,022            -             -            -          1,022
Minimum pension liability
  adjustment                            -          -            -          (104)           -           (104)
                                    ------   --------     --------     ---------      -------      ---------
Balance, September 24, 2000       $          $ 1,022      $13,895      $    (25)      $    -       $ 14,892
                                   =======   ========     ========     =========      =======      =========

                                See accompanying Notes to Consolidated Financial Statements.

                              THE FONDA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


1.  PRIOR YEARS RESTATEMENT

         On December 3, 1999, Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of SF Holdings pursuant to a merger (the "CEG Merger"). The companies are under common control, and therefore, the transaction has been accounted for in a manner similar to pooling-of-interests. The financial statements have been restated for all periods presented to include the balance sheet and results of operations of CEG. CEG's net assets and liabilities that were not acquired by the Company pursuant to the CEG Asset Purchase Agreement were acquired by SF Holdings and have been classified as "Due to/from SF Holdings" (See Note 13).

         The following information presents certain income statement data of the separate companies for the periods preceding the CEG Merger:

                                                      Nine Weeks
                                                        Ended       Fifty Two
                                 Fiscal      Fiscal   September    Weeks Ended
                                  2000        1999    27, 1998   July 26, 1998
                                --------    --------  ---------  -------------
Net sales
 Fonda                          $257,051    $222,720   $ 35,665     $254,513
 CEG                              94,648     106,539     23,586       86,153
                                --------    --------   --------     --------
Consolidated net sales          $351,699    $329,259   $ 59,251     $340,666
                                ========    ========   ========     ========
Net income (loss)
 Fonda                          $ (1,051)   $ (1,867)  $   (341)    $ 10,257
 CEG                               3,055      (3,508)       394       (1,422)
                                ---------   ---------  ---------    ---------
Consolidated net income (loss)  $  2,004    $ (5,375)  $     53     $  8,835
                                =========   =========  =========    =========

         Sales from Fonda to CEG were eliminated and have been excluded from net sales as presented. Intercompany sales to CEG were $30.0 million in Fiscal 2000, $40.1 million in Fiscal 1999, $6.9 million in the 1998 Transition Period and $17.0 million in Fiscal 1998.


2.  SIGNIFICANT ACCOUNTING POLICIIES

         Business Segments - The Company operates within one business segment and accordingly does not report multiple business segments.

         Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

         Fiscal Year - In October 1998, the Company's Board of Directors approved a change in the Company's fiscal year from the fifty-two or fifty-three week period which ends on the last Sunday in July to the same number of weekly periods ending on the last Sunday in September. Fiscal 2000 is the fifty two week period ended September 24, 2000. Fiscal 1999 was the fifty-two week period ended September 26, 1999. The nine-week period from July 27, 1998 to September 27, 1998 (the "1998 Transition Period") has been treated as a transition period that was not part of Fiscal 1998 or Fiscal 1999. Fiscal 1998 was the fifty-two week period ended July 26, 1998.

         Principles of Consolidation - The financial statements include the accounts of The Fonda Group and CEG on a consolidated basis as of September 24, 2000 and September 26, 1999 and for Fiscal Years 2000, 1999, the 1998 Transition Period and Fiscal 1998.

         The Company incorporates the results of Fibre Marketing Group, LLC ("Fibre Marketing") based upon the equity method of accounting for its relative share of the profit and or loss of Fibre Marketing for the corresponding period (See Note 13).

         Revenue recognition - Revenue is recognized upon shipment of product.

         Reclassifications - Certain prior year amounts have been reclassified to conform to the current period presentation.

         Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         Inventories - Inventories are valued at the lower of cost (first-in first-out method) or market.

         Property, Plant and Equipment - Property, plant and equipment is stated at cost or fair market value for business acquisitions. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets.

         The asset lives of buildings range between 20 and 40 years. The asset lives of machinery and equipment range between 3 and 12 years and the asset lives of leasehold improvements range between 5 and 10 years.

         Deferred Catalog Cost and Advertising Expense - The Company expenses the costs of advertising as incurred, except for catalog costs, which are capitalized and amortized over the expected period of future benefits. Direct response advertising consists primarily of catalogs that include order forms for the Company's products. The everyday products catalog costs are expensed over a period of twelve months, while the spring, fall and holiday season catalog costs are amortized over periods ranging from four to six months coinciding with shipments of products.

         At  September 24, 2000 and September 26, 1999, $215,000  and  $290,000,
respectively, of unamortized catalog costs were included in other current assets. Advertising expense was $193,000 in Fiscal 2000, $101,000 in Fiscal 1999, $27,000 in the 1998 Transition Period and $451,000 in Fiscal 1998. Catalog expense was $559,000 in Fiscal 2000, $746,000 in Fiscal 1999, $165,000 in the
1998 Transition Period, and $748,000 in Fiscal 1998.

         Advanced Royalties and Minimum License Guarantees - The Company enters into licensing agreements with third parties for the right to use their designs and trademarks. Certain agreements require minimum guarantees of royalties, as well as advance payments. Advance royalty payments are recorded as other current assets and are charged to expense as royalties are earned. Minimum license guarantees are recorded as an other asset, with a corresponding payable, when the agreement is executed and are charged to expense based on actual sales. The Company charges to expense remaining advance royalties and minimum license guarantees when management determines that actual related product sales are significantly less than original estimates.

         As of September 24,2000 and September 26, 1999,the Company had $450,000 and $536,000 in minimum license guarantees and advance royalties, net of reserves, respectively. Future minimum royalty payments are $60,000 in 2001 and $187,000 thereafter.

         Goodwill - Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired and is amortized on a straight-line basis over twenty years. The carrying value of goodwill is reviewed when facts and circumstances suggest that it may not be recoverable. The Company assesses its recoverability by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted projected future cash flows. Should the review indicate that goodwill is not recoverable, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of the cash flows.

         Income Taxes - Deferred income taxes are provided on the differences between the basis of assets and liabilities for financial reporting and income tax purposes using presently enacted tax rates. SF Holdings and the Company will file a consolidated federal income tax return and pursuant to a tax sharing agreement, the Company will pay SF Holdings its allocable share of the consolidated group's consolidated federal income tax liability, which is generally equal to the tax liability the Company would have paid if it had filed separate tax returns.

         Impact of Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the statement of financial position. The Company has evaluated this process which is effective for Fiscal 2001 and has concluded that SFAS No. 133 will not have a significant impact on the financial statement presentation.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial
Statements. SAB No. 101 establishes accounting and reporting standards for revenue recognition and requires that an entity not recognize revenue until it is realized or realizable and earned. The Company has evaluated this bulletin which is effective for Fiscal 2001 and has concluded that SAB No.101 will not have a significant impact on the financial statement presentation.

3.  INVENTORIES

         The components of inventories are as follows (in thousands):

                                          September 24,         September 26,
                                              2000                  1999
                                         --------------        --------------

         Raw materials and supplies          $ 19,723              $ 20,910
         Finished  products                    42,732                38,409
         Work in progress                         690                   848
                                             --------              --------
                  Total inventories          $ 63,145              $ 60,167
                                             ========              ========


4.  INCOME TAXES

         The  income tax  provision   includes  the  following   components  (in
thousands):

                                      Year Ended      Nine Weeks Ended
                                     September 26,      September 27,      Year Ended
                       Fiscal 2000       1999               1998          July 26, 1998
                      ------------- ---------------   -----------------  ---------------
Current-
   Federal               $ 1,026      $  (866)            $  (187)          $ 5,254
   State                     340          304                 (84)            1,712
                         -------      --------            --------          --------

    Total current          1,366         (562)               (271)            6,966
                         -------      --------            --------          --------

Deferred -
   Federal               $   167      $(1,453)            $   228           $  (484)
   State                      25         (373)                 66              (308)
                         -------      --------            --------          --------

    Total deferred           192       (1,826)                294              (792)
                         -------      --------            --------          --------

                         $ 1,558      $(2,388)            $    23           $ 6,174
                         =======      ========             =======          ========

         The effective tax rate varied from the U.S. Federal tax rate of 35% for Fiscal 2000, Year Ended September 26, 1999; Nine Weeks Ended September 27, 1998 and Year Ended July 26, 1998:

                                                                Nine Weeks
                                                Year Ended         Ended
                                               September 26,   September 27,    Year Ended
                               Fiscal 2000          1999           1998        July 26, 1998
                             ---------------  --------------- --------------- ---------------

U.S. Federal tax rate              35%               35%             35%             35%
State income taxes, net of
   U.S. Federal tax impact
                                    6                 -               -               5
Non-deductible goodwill             2                (1)              -               -
Meals and Entertainment
   disallowance                     1                (1)              -               -
Other                               -                (2)             (5)              1
                                   ---               ---            ----             ---
       Effective tax rate          44%               31%             30%             41%

         Deferred income taxes reflect the net tax effects of net operating loss carry-forwards, tax credit carry-forwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's net deferred tax assets and liabilities are as follows:

                                                                   September 24,   September 26,
                                                                        2000           1999
                                                                   -------------- ---------------

Assets
     Capitalized inventory costs                                       $   948        $   819
     Allowance for doubtful accounts receivable and related
            reserves                                                     2,105            443
     Accrual for health insurance and other employee benefits            2,408          2,649
     Inventory and sales related reserve                                 3,005          2,111
     Pension reserve                                                        14             43
     Benefit of tax carryforwards                                          325             96
     Other                                                                  83            389
                                                                       --------       --------
                                                                         8,888          6,550
                                                                       --------       --------

Liabilities
     Depreciation                                                       (5,801)        (4,371)
     Other                                                                 (86)             -
                                                                       --------       --------
                                                                        (5,887)        (4,371)
                                                                       --------       --------

Net deferred tax assets                                                $ 3,001        $ 2,179
                                                                       ========       ========

         The tax   benefit   carryforward   primarily   relates   to  charitable
contribtuion carryforwards which will expire in the year 2005.

5.  OTHER CURRENT ASSETS

         The components of other current assets are as follows (in thousands):

                                        September 24,      September 26,
                                            2000                1999
                                       --------------     --------------

Vendor receivable                         $ 2,637            $ 3,217
Prepaid expenses                            2,125              2,043
Other                                       1,566                952
                                          -------            -------

         Total other current assets       $ 6,328            $ 6,212
                                          =======            =======

6.  PROPERTY, PLANT AND EQUIPMENT

         The Company's major classes of property, plant and equipment, net are as follows (in thousands):

                                           September 24,        September 26,
                                               2000                 1999
                                          --------------       --------------

Land and building                            $ 22,300            $ 22,690
Machinery and equipment                        47,465              52,011
Leasehold improvements                          1,282               1,194
Construction in progress                        3,148               1,382
                                             ---------           ---------

    Total property, plant and equipment        74,195              77,277
                                             ---------           ---------

Accumulated depreciation                      (24,915)            (25,355)
                                             ---------           ---------

    Property, plant and equipment, net       $ 49,280            $ 51,922
                                             =========           =========

         Depreciation expense was $5.2 million in Fiscal 2000, $4.5 million in Fiscal 1999, $0.7 million in the 1998 Transition Period and $4.6 million in Fiscal 1998. In addition, property, plant and equipment includes buildings under capital lease at a cost of $2.2 million and a net book value of $1.4 million at September 24, 2000 and $1.5 million at September 26, 1999.


7.  ACQUISITION

         In January 1998, the Company acquired certain net assets of Leisureway, Inc., a manufacturer of white paper plates, for $7.2 million including deferred payments of $0.3 million and acquisition costs. The excess of the purchase price over the Company's evaluation of the fair value of the net assets acquired was $7.1 million and has been recorded as goodwill.

         The above acquisition has been accounted for under the purchase method and the results have been included in the consolidated statements of operations since the respective date of acquisition. Goodwill amortization was $1.0 million in Fiscal 2000, $1.2 million in Fiscal 1999, $0.2 million in the 1998 Transition Period and $1.0 million in Fiscal 1998. Accumulated amortization was $4.0 million and $3.0 million at September 24, 2000 and September 26, 1999, respectively. The inclusion of this acquisition within the financial statements presented had a minimal impact on the Company's results.


8.  OTHER ASSETS

         The components of other assets are as follows (in thousands):

                                         September 24,      September 26,
                                            2000                1999
                                        -------------      -------------

Management service agreement, net         $  5,900            $  6,413
Debt issuance costs, net                     3,226               3,786
Notes receivable                                 -               4,084
Other                                        2,478               2,315
                                          --------            --------

         Total other assets               $ 11,604            $ 16,598
                                          ========            ========

         Included in other assets are unamortized debt issuance costs of $3.5 million at September 24, 2000 and $4.7 million at September 26, 1999, which are being amortized over the terms of the respective borrowing agreements.


9.  OTHER CURRENT LIABILITIES

         The components of other current liabilities are as follows (in thousands):

                                       September 24,     September 26,
                                           2000              1999
                                      --------------    --------------

Promotional  allowances                  $  8,179          $  7,987
Due to other affiliates                     1,676                 -
Freight                                     1,467             1,554
Interest payable                            1,426               975
Medical and other insurance                 1,565             1,060
Workers compensation                          398             2,021
Other                                       6,492             2,932
                                         --------          --------
  Total other current liabilities        $ 21,203          $ 16,529
                                         ========          ========


10. LONG-TERM DEBT

         Long-term debt, including amounts payable within one year, is as follows (in thousands):

                                             September 24,        September 26,
                                                 2000                  1999
                                           ----------------    -----------------

Senior Subordinated Notes                     $ 120,000            $ 120,000

Revolving credit agreement                       40,710               11,710

Other                                             1,168                1,733
                                              ----------           ----------

     Total debt                                 161,878              133,443

Less - Current portion of long-term debt        (41,425)                (551)
                                              ----------           ----------

     Total long-term debt                     $ 120,453            $ 132,892
                                              ==========           ==========

         The aggregate annual maturities of long-term debt at September 24, 2000 are as follows (in thousands):

Fiscal 2001                                          $  41,425
Fiscal 2002                                                113
Fiscal 2003                                                118
Fiscal 2004                                                124
Fiscal 2005 and thereafter                             120,098
                                          --------------------
                                                     $ 161,878

         In 1997, the Company issued $120 million of 9-1/2% Series A Senior Subordinated Notes due 2007 (the "Notes") with interest payable semi-annually. Payment of the principal of, and interest on, the Notes is subordinate in right of payment to Senior Debt (as defined therein), which includes the revolving credit facility. The principal amount of the Notes is payable on February 28, 2007. The Company may, at its election, redeem the Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.750% after March 1,2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The Notes provide that upon the occurrence of a change of control (as defined therein), the holders thereof will have the option to require the redemption of the Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

         On January 12, 2000, the Company's revolving credit facility was amended to increase the revolving facility to $55 million, subject to borrowing base limitations and collateralized by eligible accounts receivable and inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. On February 28, 2000, the Company's revolving credit facility was amended to extend the maturity through September 30, 2001. Borrowings are available at the bank's prime rate plus 0.25% or at LIBOR plus 2.25% at the election of the Company. At September 24, 2000, $40.7 million was outstanding and $14.3 million was the maximum remaining advance available based upon eligible collateral. Although the Company intends to refinance this debt, there can be no assurances that the Company will be able to obtain such refinancing on terms and conditions acceptable to the Company.

         Pursuant to the terms of the instruments governing the indebtedness of the Company, the Company is subject to certain affirmative and negative covenants customarily contained in agreements of this type, including, without limitations covenants that restrict, subject to specified exceptions (i) mergers, consolidations, asset sales or changes in capital structure, (ii) creation or acquisition of subsidiaries, (iii) purchase or redemption of capital stock or declaration or payment of dividends or distributions on such capital stock, (iv) incurrence of additional indebtedness, (v) investment activities,
(vi) granting or incurrence of liens to secure other indebtedness, (vii) prepayment or modification of the terms of subordinated indebtedness, and (viii) engaging in transactions with affiliates. In addition, such debt instruments restrict the Company's ability to pay dividends or make other distributions to SF Holdings. The credit facility also requires that certain financial covenants are satisfied.


11. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments included in current assets and current liabilities approximate their estimated fair value because of the relatively short maturities of these instruments. Long-term debt instruments, other than the Company's Senior Subordinated Notes, have variable interest rates that fluctuate along with current market conditions and thus the carrying value approximates their fair value.

         The fair value of the Company's Senior Subordinated Notes is estimated to be $15.6 million lower than the carrying value at September 24, 2000 and $20.4 million lower than the carrying value at September 26, 1999 based on independent third party information.


12. STOCKHOLDERS' EQUITY

         On September 14, 2000, the Company terminated the Stock Appreciation Unit Plan (the "SAR Plan") effective as of October 1, 1999. In total, 24,780 SARs were redeemed at a total cost to the Company of $0.5 million. The SAR Plan had provided for the granting of up to 200,000 units to key executives of the Company. A grantee was entitled to the appreciation in a unit's value from the date of the grant to the date of its redemption. Unit value was based upon a formula consisting of net income (loss) and book value criteria and grants vested over a five-year period. The Company granted 15,560 units in Fiscal 1998 and 10,980 units in Fiscal 1997 at an aggregate value on the date of grant of $0.9 million and $0.4 million, respectively. There were no units granted in Fiscal Years 2000 or 1999. The Company recorded compensation expense of $0.5 million in Fiscal 1998 and $0.1 million in Fiscal 1997.

No compensation expense was required to be recorded in Fiscal Years 2000, 1999 or in the 1998 Transition Period. As of September 20, 2000, all vested units have been redeemed.

         Prior to the Merger, the Company paid $9.8 million in Fiscal 1998 and $0.2 million in Fiscal 1997 to repurchase shares of its then outstanding Class A Common Stock and its Class A Common Stock subject to a redemption agreement ("Redeemable Common") from its stockholders. The repurchase of the Redeemable Common for less than the present value of the liquidation amount as of the date of repurchase resulted in a credit to stockholder's equity in Fiscal 1997. In conjunction with the Merger, the treasury stock was canceled and the outstanding Redeemable Common were converted into shares of redeemable common stock of SF Holdings and the book value of the Redeemable Common at that date was credited to stockholders' equity.

         In Fiscal 1998, the Company's Board of Directors granted the Company's majority stockholder options to purchase shares of Class A Common Stock at an option price equal to the current market value. In conjunction with the Merger, such options were converted into options to purchase shares of Class A common stock of SF Holdings. The proforma effect of such options on compensation expense, as required by SFAS No. 123, was less than $0.1 million in each of Fiscal 1999, the 1998 Transition Period and Fiscal 1998.


13. RELATED PARTY TRANSACTIONS

         All of the affiliates referenced below are directly or indirectly under the common ownership of the Company's Chief Executive Officer.

         The Company leases a building in Jacksonville, Florida from Dennis Mehiel, the Company's Chief Executive Officer, on terms the Company believes are no less favorable than could be obtained from independent third parties and were negotiated on an arm's length basis. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, Mr. Mehiel can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated it operations at this facility and is currently subleasing the entire facility. Four M Corporation ("Four M") subleased a portion of this facility through May 1998 and again from October 1999 through February 2000. Rent expense, net of sublease income on the portion of the premises subleased to Four M during Fiscal 2000 was less than $0.2, and through May 1998 was $0.1 million in Fiscal 1999, less than $0.1 million in the 1998 Transition Period, and $0.1 million in Fiscal 1998.

         On December 6, 1999, pursuant to the CEG Asset Purchase Agreement, the Company purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights and customer lists. In addition, pursuant to the CEG Asset Purchase Agreement, the Company purchased certain inventory of CEG. The aggregate purchase price for the intangible assets and the inventory is $41 million ($16 million for the intangible assets and $25 million for the inventory), payable in cash, the cancellation of certain notes and warrants and the assumption of certain liabilities. Pursuant to the agreement, the Company also acquired other CEG assets in exchange for outstanding trade payables owed to the Company by CEG. In connection with the CEG Asset Purchase Agreement, the Company canceled previous agreements with CEG including all licensing and manufacturing arrangements and a certain Promissory Note dated February 27, 1997. Financial results are presented on a consolidated basis with all inter-company transactions eliminated for all periods presented. Independent appraisals were obtained to determine the fairness of the purchase price for such assets. The Company believes the terms on which it purchased such assets are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         During Fiscal 2000, the Company sold certain paper cup machines to Sweetheart Cup Company. ("Sweetheart Cup") at a fair market value of $1.3 million. The gain on the sale of equipment resulted in a credit to equity of $1.0 million. Independent appraisals were obtained to determine the fairness of the purchase price.

         In Fiscal 1999, the Company purchased certain paper plate manufacturing assets from Sweetheart Cup for $2.4 million. Also in Fiscal 1999, the Company entered into a five year operating lease with Sweetheart Cup, whereby the Company leases certain paper cup manufacturing assets to Sweetheart Cup with a net book value of $1.3 million for annual lease income of $0.2 million. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms.

         In Fiscal 1998, the Company entered into an agreement with SF Holdings whereby the Company acquired for $7.0 million substantially all of SF Holding's rights under a Management Services Agreement dated August 31, 1993, as amended, and pursuant to which the Company has the right, subject to the direction of the board of directors of Sweetheart, to manage Sweetheart's day-to-day operations. In consideration of the Company's performance of services, the Company is entitled to receive management fees from Sweetheart of $0.7 million, $0.9 million and $1.1 million in the first, second and third years, respectively, and $1.6 million per year for the remaining term of the Management Services Agreement. The Company believes that the terms of such agreement are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. The $7.0 million payment is included in other assets and is being amortized over the term of such agreement. Management fee income, net of amortization was $0.5 million in Fiscal 2000 and 1999, less than $0.1 million in the 1998 Transition Period and $0.1 million in Fiscal 1998.

         In Fiscal 1998, the Company purchased a 38.2% ownership interest in Fibre Marketing, a waste paper recovery business, from a director of the Company for $0.2 million. Four M is also a member of Fibre Marketing. The Company granted Sweetheart the right to acquire 50% of the Company's interest in Fibre Marketing for $0.1 million. During Fiscal 2000, the Company sold a 13.2% interest in Fibre Marketing to Mehiel Enterprises, Inc. for $0.1 million. The Company retains a 25% ownership interest in Fibre Marketing. The Company believes that the terms on which it purchased and sold such interest are at least as favorable as those it could otherwise have obtained from an unrelated third party and were negotiated on an arm's length basis.

         During Fiscal 2000, the Company sold $11.1 million of paper plates, $0.2 of equipment rental and $0.5 million of other services to Sweetheart. Included in accounts receivable as of September 24, 2000 are $2.2 million due from Sweetheart and $1.1 million due from Fibre Marketing. Other sales to affiliates, if any, during Fiscal 2000 were not significant.

         During Fiscal 2000, the Company purchased $15.9 million of paper cups from Sweetheart, $1.7 million of corrugated containers from Box USA Holdings, Inc. ("Box USA") and $0.5 million of travel services from Emerald Lady, Inc.. Included in accounts payable, as of September 24, 2000, is $1.6 million due to Sweetheart. Other purchases from affiliates, if any, during Fiscal 2000 were not significant.

         During Fiscal 1999, the Company sold $4.3 million of paper plates and $0.2 million of equipment rental to Sweetheart and $3.9 million of scrap paper to Fibre Marketing. Included in accounts receivable as of September 26, 1999 are $1.3 million due from Sweetheart and $1.0 million due from Fibre Marketing. Other sales to affiliates, if any, during Fiscal 1999 were not significant.

         During Fiscal 1999, the Company purchased $6.8 million of paper cups from Sweetheart, $1.8 million of corrugated containers from Box USA and $0.5 million of travel services from Emerald Lady,

Inc.. Included in accounts payable, as of September 26, 1999, is $0.6 million due to Sweetheart. Other purchases from affiliates, if any, during Fiscal 1999 were not significant.

         At September 24, 2000, the Company had loans receivable from its Chief Executive Officer totaling $275,000 plus accrued interest at 10%. This loan is payable upon demand. During Fiscal 1999, the Company also had a $150,000 loan receivable with another executive officer plus accrued interest at 5.39% which was paid in full in June 1999.


14. LEASES

         The Company leases certain of its facilities and equipment under operating leases. Future minimum payments under non-cancellable operating leases with remaining terms of one year or more are $4.1 million in Fiscal 2001, $3.2 million in Fiscal 2002, $2.2 million in Fiscal 2003, $1.6 million in Fiscal 2004, $1.7 million in Fiscal 2005 and $3.4 million thereafter.

         Rent expense was $6.6 million in Fiscal 2000, $7.4 million in Fiscal 1999, $0.8 million in the 1998 Transition Period and $4.5 million in Fiscal 1998.

         The Company leases a warehouse facility in Williamsburg, Pennsylvania which is being accounted for as a capital lease. The term of this lease is 15 years, expiring in Fiscal 2005. The initial cost of the lease was $2.2 million and the net capital lease value is $1.4 million as of September 24, 2000 and was $1.5 million as of September 26, 1999. The future minimum lease payments are $0.2 million in Fiscal 2001, $0.1 million in Fiscal 2002, $0.2 million in Fiscal 2003, $0.1 million in Fiscal 2004 and $0.1 million in Fiscal 2005. The present value of the future minimum lease payments is $0.6 million.


15. OTHER INCOME, NET

         In Fiscal 2000, the Company recognized a $0.2 million loss on the sale of a building in St. Albans, Vermont and various pieces of machinery and equipment. Other income, net also includes a $0.5 million management fee from Sweetheart.

         In Fiscal 1999, the Company recognized a $0.1 million gain on the sale of various pieces of machinery and equipment and a $0.5 million management fee from Sweetheart.

         On March 24, 1998, the Company consummated an agreement to sell substantially all of the fixed assets and certain related working capital of its specialty and deep tone tissue mill (the "Mill"). In addition, on July 1, 1998, the Company consummated an agreement with the owner of the co-generation facility at the Mill, whereby the owner of such facility terminated its obligation to supply steam to the Mill and to make certain land lease payments. As a result of these transactions, the Company realized net proceeds of $38.5 million and recorded a gain of $15.9 million, which was included in other income, net. Net proceeds included a $3.7 million note receivable (included in other assets) from the disposition of the Mill, due in March 2008, with 5.7% interest payable in the form of additional notes receivable. Pursuant to an asset sale covenant under the indenture covering the Notes (see Note 10), the Company reinvested approximately $10 million of such net proceeds in fixed assets within 270 days of such disposition.

16. RESTRUCTURING CHARGES

         A restructuring charge of $0.7 million was incurred in Fiscal 2000 due to the initiation of a restructuring exit activity for the November 2000 closing of the Maspeth, New York facility which will result in the elimination of 130 positions. This amount is recorded as part of other current liabilities on the balance sheet.

         In May 1998, the Company decided to close its administrative offices in St. Albans, Vermont and relocate such offices, including its principal executive offices, to Oshkosh, Wisconsin. The Company accrued $0.5 million in 1998 for severance and other costs relating to such relocation which was spent in Fiscal 1999. Also, in Fiscal 1998, the Company initiated a restructuring exit activity of $1.3 million for the closure of a manufacturing facility in Indianapolis, Indiana.


17. EMPLOYEE BENEFIT PLANS

         The Company provides certain union and non-union employees with retirement and disability income benefits under defined benefit pension plans. Pension costs are based upon the actuarially determined normal costs plus interest on and amortization of the unfunded liabilities. The benefits for participants in the non-union pension plans are frozen. In Fiscal 1999, the assets and obligations of a pension plan for a significant number of the Company's union employees were transferred to a multi-employer pension plan resulting in a $0.2 million credit to income. The Company's policy is to annually fund the minimum contributions required by applicable regulations.

         Net periodic cost for the Company's pension and other benefit plans consists of the following (in thousands):

                                                            Nine Weeks      Fifty Two
                                                              ended           Weeks
                                        Fiscal    Fiscal    September      Ended July
                                         2000      1999      27, 1998       26, 1998
                                      --------   --------  -----------   -------------

Pension Benefits
Service Cost                            $ 245     $ 381      $  66            $ 390
Interest Cost                             308       514         92              465
Return on plan assets                    (360)     (746)       215             (536)
Net amortizations and deferrals            50       291       (295)              98
                                        ------   -------     ------           ------
     Net periodic pension cost          $ 243     $ 440      $  78            $ 417
                                        ------    ------    -------           ------
Other Benefits
Service Cost                            $  44     $  44          7               66
Interest Cost                              76        76         13               70
                                        ------    ------    -------           ------
     Net periodic benefit cost          $ 120     $ 120      $  20            $ 136
                                        ------    ------    -------           ------

         The following table sets forth the change in benefit obligation for the Company's benefit plans (in thousands):

                                                        Pension Benefits                  Other Benefits
                                                        ----------------                  --------------
                                                 September 24,    September 26,    September 24,   September 26,
                                                      2000            1999             2000             1999
                                                 --------------- ---------------  ---------------- ---------------
Change in benefit obligation:
Benefit obligation at beginning of period           $ 4,058         $ 7,359           $  276          $  156
Service cost                                            245             447               44              44
Interest cost                                           308             606               76              76
Amendments                                                -               -                -               -
Actuarial (gain) or loss                                (47)           (393)               -               -
Benefits paid                                           (57)           (104)               -               -
Transfer to multi-employer plan                           -          (3,857)               -               -
                                                    --------        --------          -------         -------
   Benefit obligation at end of period              $ 4,507         $ 4,058          $   396          $  276
Change in plan assets:
Fair value of plan assets at beginning of
     period                                         $ 4,034         $ 6,210           $    -          $    -
Actual return on plan assets                            360             531                -               -
Employer contributions to plan                          590           1,062                -               -
Participant contributions to plan                         -               -                -               -
Benefits paid                                           (57)           (104)               -               -
Transfer to multi-employer plan                           -          (3,665)               -               -
                                                    --------        --------          -------         -------

   Fair value of plan assets at end of period       $ 4,927         $ 4,034           $    -          $    -

Funded status                                       $   420         $   (24)          $ (396)         $ (276)
Unrecognized prior service cost                         250             271                -               -
Unrecognized (gain) loss                               (512)           (436)               -               -
Additional liability                                      -               -                -               -
Intangible asset                                          -               -                -               -
                                                    --------        --------           ------        --------
   Net asset (liability) recognized                 $   158         $  (189)          $ (396)         $ (276)
                                                    --------        --------          -------        --------

         The following sets forth the amounts recognized in the Consolidated Balance Sheets:


                                                       Pension Benefits
                                                       ----------------
                                                September 24,   September 26,
                                                   2000             1999
                                              --------------   -------------
 Funded status                                     $ 420         $  (24)
 Intangible asset                                    184            191
 Other (gain) loss                                  (488)          (224)
 Deferred income taxes                                17            (53)
 Accrued other comprehensive (income) loss            25            (79)
                                                   ------        -------
    Net liability recognized                       $ 158         $ (189)
                                                   ------        -------

         The assumptions used in computing the preceding information are as follows:

                                                    Nine Weeks     Fifty Two
                                                      Ended          Weeks
                                Fiscal    Fiscal    September     Ended July
                                 2000      1999      27, 1998      26, 1998
                                ------    ------  -------------  ------------

Pension Benefits
Discount rate                    7.75%     7.75%       7.00%         7.00%
Rate of return on plan assets    8.00%     8.00%       8.00%         8.00%
Other Benefits
Discount rate                    8.00%     8.00%       8.00%         8.00%

         The Company provides 401(k) savings and investment plans for the benefit of non-union employees. Employee contributions are matched at the discretion of the Company. The Company has a defined contribution benefit plan for all non-union employees for which contributions and costs are based on participant earnings. The costs for these plans were $4.5 million in Fiscal 2000, $3.6 million in Fiscal 1999, $0.1 million in the 1998 Transition Period and $1.0 million in Fiscal 1998.

         The Company also participates in multi-employer pension and 401(k) saving plans for certain of its union employees. Contributions to these plans, at a defined rate per hour worked, amounted to $1.8 million in Fiscal 2000, $0.9 million in Fiscal 1999, $0.7 million in the 1998 Transition Period and $0.2 million in Fiscal 1998.


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


19. SUBSEQUENT EVENTS

         On September 25, 2000, pursuant to an asset purchase agreement dated August 9, 2000 (the "Springprint Agreement"), the Company purchased substantially all of the property, plant and equipment, intangibles and working capital of Springprint Medallion, a division of Marcal Paper Mills, Inc. The aggregate purchase price for the assets and net working capital was $6.7 million, subject to post closing adjustments. This acquisition is not included within the financial statements and its impact is expected to be minimal to the Company's results.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES




                                                               Page

Independent Auditors' Report                                    44

Schedule II - Valuation and Qualifying Accounts                 45

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
The Fonda Group, Inc.:


         We have audited the consolidated financial statements of The Fonda Group, Inc. (the "Company") as of September 24, 2000 and September 26, 1999, and for the years ended September 24, 2000 and September 26, 1999, the nine week transition period ended September 27, 1998 and the year ended July 26, 1998 and have issued our report thereon dated November 22, 2000; such consolidated financial statements and report are included in this Form 10-K. The consolidated schedule listed in the accompanying index is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



/s/DELOITTE & TOUCHE LLP
Baltimore, Maryland
November 22, 2000

                                                    SCHEDULE II

                                               THE FONDA GROUP, INC.
                                        VALUATION AND QUALIFYING ACCOUNTS


                                                         Additions
                                                -------------------------
                                    Balance at   Charged to     Charged                      Balance at
                                    beginning    costs and     to other                        end of
         Classifications            of period    expenses    accounts (1)   Deductions (2)     period
         ---------------           -----------  ----------  -------------  ----------------  -----------
Allowance for Doubtful Accounts:
Fiscal 2000                           $2,049      $ 1,696       $ (397)        $ (1,889)       $ 1,459
Fiscal 1999                            1,541        3,931            9           (3,432)         2,049
Nine weeks
ended September 27, 1998               1,659           98            -             (216)         1,541
Fifty two weeks ended July 26, 1998    1,934          849         (541)            (583)         1,659

(1)Includes recoveries on accounts previously written-off and reclassifications.
(2)Accounts written-off.

                                   SIGNATURES

         Pursuant to the requirements of Section 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on December 6, 2000.

                                            THE FONDA GROUP, INC.
                                           (Registrant)

                                            By: /s/ DENNIS MEHIEL
                                                -----------------
                                                Dennis Mehiel
                                                Chairman of the Board and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities.

       Signature                          Title(s)
       ---------                          --------

/s/ DENNIS MEHIEL                Chairman of the Board and Chief
-----------------                Executive Officer (Principal Executive Officer)
Dennis Mehiel

/s/ ROBERT KORZENSKI             President and Chief Operating Officer
--------------------
Robert Korzenski

/s/ THOMAS ULEAU                 Executive Vice President and Director
----------------
Thomas Uleau

/s/ HANS H. HEINSEN              Senior Vice President, Chief Financial
-------------------              Officer and Treasurer (Principal
Hans H. Heinsen                  Financial and Accounting Officer)


/s/ ALFRED B. DELBELLO           Vice Chairman
----------------------
Alfred B. DelBello

/s/ JAMES J. ARMENAKIS           Director
----------------------
James J. Armenakis

/s/ GAIL BLANKE                  Director
---------------
Gail Blanke

/s/ JOHN A. CATSIMATIDIS         Director
------------------------
John A. Catsimatidis

/s/ CHRIS MEHIEL                 Director
----------------
Chris Mehiel

/s/ JEROME T. MULDOWNEY          Director
-----------------------
Jerome T. Muldowney

/s/ ALAN P. SCHEINKMAN           Director
----------------------
Alan P. Scheinkman

/s/ G. WILLLAM SEAWRIGHT         Director
------------------------
G. William Seawright

/s/ LOWELL P. WEICKER, JR.       Director
--------------------------
Lowell P. Weicker, Jr.