Form 10-Q
period 2000-12-24
FONDA GROUP INC
filed 2001-01-26
CIK 1037478

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 for the Thirteen Weeks Ended December 24, 2000

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                                     of the
                        Securities Exchange Act of 1934
              for the transition period from _________ to_________

                        Commission file number 333-24939

                              THE FONDA GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                         13-3220732
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

2920 North Main Street, Oshkosh, Wisconsin                     54901
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

Yes [X] No [   ]


       The number of shares outstanding of the Registrant's common stock as of January 26, 2001:
                   Common Stock, $0.01 par value - 100 shares






================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                              THE FONDA GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                             December 24,        September 24,
                                                                 2000                2000
                                                            -------------       ---------------
                                     Assets
                                     ------
Current assets:
  Cash and cash equivalents                                   $   2,005            $   1,413
  Receivables, less allowances of $1,686 and $1,459,
    respectively                                                 55,235               50,927
  Inventories                                                    57,359               63,145
  Deferred income taxes                                           7,644                8,044
  Refundable income taxes                                           298                  298
  Spare parts                                                     2,506                2,523
  Other current assets                                            5,056                6,328
                                                              ----------           ----------
    Total current assets                                        130,103              132,678
                                                              ----------           ----------

Property, plant and equipment, net                               50,999               49,280

Goodwill, net                                                    21,677               18,373
Due from SF Holdings                                             18,033               18,441
Other assets                                                     10,539               11,604
                                                              ---------            ----------

    Total assets                                              $ 231,351            $ 230,376
                                                              ==========           ==========

                Liabilities and Shareholders' Equity
                ------------------------------------

Current liabilities:
  Accounts payable                                            $  13,992            $  15,679
  Accrued payroll and related costs                               7,858               10,469
  Other current liabilities                                      25,200               21,203
  Current portion of long-term debt                              41,563               41,425
                                                              ----------           ----------
    Total current liabilities                                    88,613               88,776
                                                              ----------           ----------


Deferred income taxes                                             4,538                5,043
Long-term debt                                                  120,589              120,453
Other liabilities                                                 1,148                1,212
                                                              ----------           ----------

    Total liabilities                                           214,888              215,484
                                                              ----------           ----------

Commitments and contingencies                                         -                    -

Shareholders' equity:

  Common stock - par value $.01 per share; 1,000 shares
    authorized; 100 shares issued and outstanding                     -                    -
  Additional paid-in capital                                      1,022                1,022
  Retained earnings                                              15,466               13,895
  Accumulated other comprehensive (loss)                            (25)                 (25)
                                                              ----------           ----------

    Total liabilities and shareholders' equity                $ 231,351            $ 230,376
                                                              ==========           ==========


          See accompanying Notes to Consolidated Financial Statements.

                              THE FONDA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)


                                                              For the              For the
                                                              Thirteen             Thirteen
                                                             weeks ended          weeks ended
                                                             December 24,         December 26,
                                                                 2000                1999
                                                            -------------       ---------------
Net sales                                                     $ 100,166            $  97,572
Cost of sales                                                    81,148               78,672
                                                              ----------           ----------

Gross profit                                                     19,018               18,900

Selling, general and administrative expenses                     12,409               13,000
Other (income), net                                                 (57)                 (75)
                                                              ----------           ----------

  Operating income                                                6,666                5,975

Interest expense, net of interest income of $12
  and $83, respectively                                           4,029                4,200
                                                              ----------           ----------

  Income before income tax expense                                2,637                1,775

Income tax expense                                                1,066                  710
                                                              ----------           ----------

  Net income                                                  $   1,571            $   1,065
                                                              ==========           ==========


          See accompanying Notes to Consolidated Financial Statements.

                              THE FONDA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                          For the Thirteen     For the Thirteen
                                                             weeks ended          weeks ended
                                                             December 24,         December 26,
                                                                 2000                 1999
                                                          ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                  $   1,571            $   1,065
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                 1,664                1,829
    Deferred income tax (benefit)                                  (105)                (131)
    Loss on sale of assets                                           82                   39
  Changes in operating assets and liabilities:
    Receivables                                                  (3,732)              (7,180)
    Inventories                                                   8,029                2,090
    Accounts payable                                             (2,372)               2,417
    Other, net                                                    2,372                1,933
                                                              ----------           ----------
    Net cash provided by operating activities                     7,509                2,062
                                                              ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                       (712)                (252)
  Acquisition of company                                         (1,950)                   -
  Due to/from SF Holdings                                           408              (15,894)
  Proceeds from sale of property, plant and equipment                63                   28
                                                              ----------           ----------
    Net cash (used in) investing activities                      (2,191)             (16,118)
                                                              ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net (repayments) borrowings under credit  facilities           (3,980)              14,081
  Net (repayments) borrowings  of other debt                       (746)                (132)
                                                              ----------           ----------
    Net cash provided by (used in) financing activities          (4,726)              13,949
                                                              ----------           ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                592                 (107)

CASH AND CASH EQUIVALENTS, beginning of period                    1,413                  624
                                                              ----------           ----------

CASH AND CASH EQUIVALENTS, end of period                      $   2,005            $     517
                                                              ==========           ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                             $   1,459            $     291
                                                              ==========           ==========

    Income taxes paid                                         $       -            $    (103)
                                                              ==========           ==========


          See accompanying Notes to Consolidated Financial Statements.

                              THE FONDA GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

         The information included in the foregoing interim financial statements of The Fonda Group, Inc. (the "Company") are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for the interim periods are not necessarily indicative of results for the entire year. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 24, 2000. Certain prior period amounts have been reclassified to conform to current period presentation. The Company is a wholly-owned subsidiary of SF Holdings Group, Inc. ("SF Holdings").


(2)  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the statement of financial position. The adoption of SFAS No. 133 did not have a significant impact on the financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial
Statements. SAB No. 101 establishes accounting and reporting standards for revenue recognition and requires that an entity not recognize revenue until it is realized or realizable and earned. The adoption of SAB No.101 did not have a significant impact on the financial statements.


(3)  INVENTORIES

         The components of inventories are as follows (in thousands):

                                  (Unaudited)
                                  December 24,              September 24,
                                      2000                       2000
                                 --------------            --------------

Raw materials and supplies          $ 15,989                   $ 19,723
Finished products                     40,942                     42,732
Work in progress                         428                        690
                                  ----------                 ----------
          Total inventories         $ 57,359                   $ 63,145
                                  ==========                 ==========


(4)  BUSINESS ACQUISITIONS

         On September 25, 2000, pursuant to an asset purchase agreement dated August 9, 2000 (the "Springprint Agreement"), the Company purchased substantially all of the property, plant and equipment, intangibles and net working capital of Springprint Medallion, a division of Marcal Paper Mills, Inc. ("Springprint"). In addition, pursuant to the Springprint Agreement, the Company has assumed the liabilities and obligations of Springprint arising under contracts or leases that are either assets purchased by the Company or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $6.7 million, subject to post-closing adjustments. The Springprint acquisition has preliminarily resulted in goodwill as of December 24, 2000 of $3.6 million which is being amortized over 20 years. Amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of the Company that is not currently available.

         The Springprint acquisition has been accounted for under the purchase method and the results have been included in the consolidated statements of operations since the respective date of acquisition. Goodwill amortization was not significant for the thirteen weeks ending December 24, 2000.

         On December 6, 1999, pursuant to an asset purchase agreement entered into on November 21, 1999 (the "CEG Asset Purchase Agreement"), the Company purchased the intangible assets of Creative Expressions Group, Inc. ("CEG"), including domestic and foreign trademarks, patents, copyrights and customer lists. In addition, pursuant to the CEG Asset Purchase Agreement, the Company purchased certain inventory of CEG. The aggregate purchase price for the intangible assets and the inventory was $41 million ($16 million for the intangible assets and $25 million for the inventory), payable in cash, the cancellation of certain notes and warrants and the assumption of certain liabilities. Pursuant to the CEG Asset Purchase Agreement, the Company also acquired other CEG assets in exchange for outstanding trade payables owed to the Company by CEG. In connection with the CEG Asset Purchase Agreement, the Company canceled previous agreements with CEG including all licensing and manufacturing arrangements and a certain Promissory Note dated February 27, 1997. Independent appraisals were obtained to determine the fairness of the purchase price for such assets. The Company believes the terms on which it purchased such assets are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.


(5)  RELATED PARTY TRANSACTIONS

         All of the below referenced affiliates are under the common control of the Company's Chief Executive Officer.

         During the thirteen weeks ending December 24, 2000, the Company sold $2.5 million of paper plates to Sweetheart Holdings Inc. ("Sweetheart") and $1.2 million of scrap paper to Fibre Marketing, LLC ("Fibre Marketing"). Included in accounts receivable as of December 24, 2000 are (i) $0.9 million due from Sweetheart, (ii) $1.2 million due from Fibre Marketing and (iii) $0.2 million due from SF Holdings. Other sales to affiliates, if any, during the thirteen weeks ending December 24, 2000 were not significant.

         During the thirteen weeks ending December 26, 1999, the Company sold $2.6 million of paper plates to Sweetheart and $1.3 million of scrap paper to Fibre Marketing. Included in accounts receivable as of December 26, 1999 were
(i) $1.2 million due from Sweetheart, (ii) $1.2 million due from Fibre Marketing and (iii) $0.2 million due from SF Holdings. Other sales to affiliates, if any, during the thirteen weeks ending December 26, 1999 were not significant.

         During the thirteen weeks ending December 24, 2000, the Company purchased (i) $5.3 million of paper cups from Sweetheart (ii) $0.3 million of corrugated containers from Box USA Holdings, Inc. ("Box USA") and (iii) $0.1 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of December 24, 2000, was $2.0 million due to Sweetheart. Other purchases from affiliates, if any, during the thirteen weeks ending December 24, 2000 were not significant.

         During the thirteen weeks ending December 26, 1999, the Company purchased (i) $3.2 million of paper cups from Sweetheart, (ii) $0.5 million of corrugated containers from Box USA and (iii) $0.1 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of December 26, 1999, was $1.1 million due to Sweetheart. Other purchases from affiliates, if any, during the thirteen weeks ending December 26, 1999 were not significant.

         In Fiscal 1998, the Company entered into an agreement with SF Holdings whereby the Company acquired for $7.0 million substantially all of SF Holding's rights under a Management Services Agreement dated August 31, 1993, as amended, and pursuant to which the Company has the right, subject to the direction of the board of directors of Sweetheart, to manage Sweetheart's day-to-day operations. In consideration of the Company's performance of services, the Company is entitled to receive management fees of $0.7 million, $0.9 million and $1.1 million in the first, second and third years, respectively, and $1.6 million per year for the remaining term of the Management Services Agreement. The Company believes that the terms of such agreement are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. The $7.0 million payment is included in other assets and is being amortized over the term of such agreement. Management fee income, net of amortization was $0.1 million for the thirteen weeks ending December 24, 2000 and $0.1 million for the thirteen weeks ending December 26, 1999.

         The Company leases a building in Jacksonville, Florida from Dennis Mehiel, the Company's Chief Executive Officer, on terms the Company believes are no less favorable than could be obtained from independent third parties and were negotiated on an arm's length basis. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, Mr. Mehiel can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated it operations at this facility and is currently subleasing the entire facility to Four M. Rent expense, net of sublease income on the portion of the premises subleased is not significant.


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


General

         The Company, a wholly-owned subsidiary of SF Holdings, is a converter and marketer of disposable paper foodservice products. On December 3, 1999, CEG, an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of SF Holdings pursuant to a merger. On December 6, 1999, pursuant to an asset purchase agreement entered into on November 21, 1999, the Company purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights, and customer lists for $16 million. In addition, pursuant to the CEG Asset Purchase Agreement the Company subsequently purchased certain inventory and acquired other CEG assets for cash and in exchange for outstanding trade payables owed to the Company by CEG. As a result of this transaction, the Company markets, manufactures and distributes disposable party goods products directly to the specialty (party) channel of the Company's consumer market. The companies are under common control, and therefore, the transaction has been accounted for in a manner similar to pooling-of-interests. CEG's net assets and liabilities that were not acquired by the Company pursuant to the CEG Asset Purchase Agreement were acquired by SF Holdings and have been classified as "Due to/from SF Holdings".

         On September 25, 2000, pursuant to the Springprint Agreement dated August 9, 2000, the Company purchased substantially all of the property, plant and equipment, intangibles and net working capital of Springprint Medallion, a division of Marcal Paper Mills, Inc. In addition, pursuant to the Springprint Agreement, the Company has assumed the liabilities and obligations of Springprint arising under contracts or leases that are either assets purchased by the Company or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $6.7 million, subject to post-closing adjustments.


Thirteen Weeks Ended December 24, 2000 Compared to Thirteen Weeks Ended December 26, 1999 (Unaudited)

         Net sales increased $2.6 million, or 2.7%, to $100.2 million for the thirteen weeks ending December 24, 2000, compared to $97.6 million for the thirteen weeks ending December 26, 1999, reflecting a 17.8% increase in average realized sales price partially offset by a 15.1% decrease in sales volume. Net sales to consumer foodservice customers decreased 2.0%, resulting from a 20.7% increase in average realized sales price, partially offset by a decrease in sales volume of 22.7%. Net sales to institutional foodservice customers increased 9.5%, resulting from a 5.1% increase in average realized sales price and a 4.4% increase in sales volume. Selling prices to both consumer and institutional customers were positively affected by increases in raw material costs that were passed through to customers as well as more competitive market conditions. These favorable price increases were offset by lower volumes due to competitive market conditions and the Company's decision to reduce sales to certain consumer customers experiencing deteriorating credit conditions.

         Gross profit increased $0.1 million, or 0.5%, to $19.0 million for the thirteen weeks ending December 24, 2000, compared to $18.9 million for the thirteen weeks ending December 26, 1999. As a percentage of net sales, gross profit decreased from 19.4% for the thirteen weeks ending December 26, 1999 to 19.0% for the thirteen weeks ending December 24, 2000. Gross profit for the thirteen weeks ending December 24, 2000 was positively affected by increased selling prices which were offset by higher raw material costs.

         Selling, general and administrative expenses decreased $0.6 million or 4.6%, to $12.4 million for the thirteen weeks ending December 24, 2000 from $13.0 million for the thirteen weeks ending December 26, 1999 primarily as a result of a decrease in the workforce from the CEG consolidation and a reduction in selling expenses.

         Other (income) expense, net was unchanged at income of $0.1 million for the thirteen weeks ending December 24, 2000 and for the thirteen weeks ending December 26, 1999.

         Operating income increased $0.7 million to $6.7 million for the thirteen weeks ending December 24, 2000 from $6.0 million for the thirteen weeks ending December 26, 1999 due to the reasons discussed above.

         Interest expense, net of interest income decreased $0.2 million, or 4.8%, to $4.0 million for the thirteen weeks ending December 24, 2000 compared to $4.2 million for the thirteen weeks ending December 26, 1999. For the thirteen weeks ending December 24, 2000, the Company realized lower interest expense due primarily to lower average outstanding balances.

         Income tax expense (benefit) increased $0.4 million to an expense of $1.1 million for the thirteen weeks ending December 24, 2000 compared to an expense of $0.7 million for the thirteen weeks ending

December 26, 1999. The effective rate for the thirteen weeks ending December 24, 2000 was 40.4% and for the thirteen weeks ending December 26, 1999 was 40.0%.

         Net income (loss) increased $0.5 million, to income of $1.6 million for the thirteen weeks ending December 24, 2000 compared to income of $1.1 million for the thirteen weeks ending December 26, 1999, due to the reasons stated above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash flow from operations and the sale of assets to finance its working capital requirements and capital expenditures. The Company expects to continue this method of funding for its 2001 capital expenditures.

         Net cash provided by operating activities increased $5.4 million to a source of $7.5 million in the thirteen weeks ending December 24, 2000 compared to a source of $2.1 million in the thirteen weeks ending December 26, 1999. This increase is primarily due to a decrease in inventory as a result of improved inventory management.

         Capital expenditures for the thirteen weeks ended December 24, 2000 were $0.7 million compared to $0.3 million for the thirteen weeks ending December 26, 1999. Capital expenditures in the thirteen weeks ending December 24, 2000 included $0.5 million for new production equipment and $0.2 million for routine projects.

         The Company has a $55 million revolving credit facility subject to borrowing base limitations. The credit facility is collateralized by eligible accounts receivable, inventories, certain general intangibles and the proceeds on the sale of accounts receivable and inventory. The credit facility matures on September 30, 2001. Borrowings are available at the bank's prime rate plus 0.25% or at LIBOR plus 2.25% at the election of the Company. At December 24, 2000, $36.7 million was outstanding and $18.3 million was the maximum remaining advance available based upon eligible collateral. Although the Company intends to refinance this debt, there can be no assurances that the Company will be able to obtain such refinancing on terms and conditions acceptable to the Company.

         The Company's credit facility includes a term loan of $5 million. This amount is payable in equal monthly installments through the maturity date of September 30, 2001, at an annual rate of LIBOR plus 2.5%. The proceeds from this term loan were used to partially finance the purchase of Springprint.

         In 1997, the Company issued $120 million of 9-1/2% Series A Senior Subordinated Notes (the "Notes") due 2007 with interest payable semiannually. Payment of the principal of, and interest on, the Notes is subordinate in right of payment to Senior Debt (as defined therein), which includes the revolving credit facility. The principal amount of the Notes is payable on February 28, 2007. The Company may, at its election, redeem the Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.75% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The Notes provide that upon the occurrence of a change of control (as defined therein), the holders thereof will have the option to require the redemption of the Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

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

         Management believes that cash generated by operations, combined with amounts available under the Company's credit facility, will be sufficient to meet the Company's working capital and capital expenditure needs in the next twelve months.


Item 3.  QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         NONE


                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS


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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the thirteen weeks ended December 24, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                            THE FONDA GROUP, INC.
                            (registrant)

Date:  January 26, 2001     By:  /s/ Hans H. Heinsen
       ----------------          -------------------
                            Hans H. Heinsen
                            Senior Vice President -
                            Chief Financial Officer and Treasurer

                            (Principal Financial and Accounting Officer and Duly Authorized Officer)