Form 10-Q
period 2001-03-25
FONDA GROUP INC
filed 2001-04-20
CIK 1037478

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 for the Twenty-six Weeks Ended March 25, 2001

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

Yes [X] No [   ]


       The number of shares outstanding of the Registrant's common stock as of April 20, 2001:
                   Common Stock, $0.01 par value - 100 shares


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                              THE FONDA GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                (Unaudited)
                                                                 March 25,          September 24,
                                                                    2001                2000
                                                               -------------      -----------------

                                     Assets
Current assets:
  Cash and cash equivalents                                      $     491            $   1,413
  Receivables, less allowances of $1,831 and $1,459,
    respectively                                                    48,475               50,927
  Inventories                                                       56,408               63,145
  Deferred income taxes                                              7,644                8,044
  Refundable income taxes                                              298                  298
  Spare parts                                                        2,565                2,523
  Other current assets                                               6,145                6,328
                                                                 ----------           ----------
    Total current assets                                           122,026              132,678

Property, plant and equipment, net                                  51,396               49,280

Goodwill, net                                                       21,354               18,373
Due from SF Holdings                                                18,033               18,441
Other assets                                                        10,014               11,604
                                                                 ----------           ----------

    Total assets                                                 $ 222,823            $ 230,376
                                                                 ==========           ==========

                      Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                               $   9,161            $  15,679
  Accrued payroll and related costs                                  8,106               10,469
  Other current liabilities                                         18,313               21,203
  Current portion of long-term debt                                 41,611               41,425
                                                                 ----------           ----------
    Total current liabilities                                       77,191               88,776


Deferred income taxes                                                4,484                5,043
Long-term debt                                                     123,970              120,453
Other liabilities                                                    1,162                1,212
                                                                 ----------           ----------

    Total liabilities                                              206,807              215,484
                                                                 ----------           ----------

Commitments and contingencies  (See Notes)

Shareholder's equity:
  Common stock - par value $.01 per share; 1,000 shares
    authorized; 100 shares issued and outstanding                        -                    -
  Additional paid-in capital                                         1,037                1,022
  Retained earnings                                                 15,004               13,895
  Accumulated other comprehensive loss                                 (25)                 (25)
                                                                 ----------           ----------

    Total shareholder's equity                                      16,016               14,892
                                                                 ----------           ----------

    Total liabilities and shareholder's equity                   $ 222,823            $ 230,376
                                                                 ==========           ==========


          See accompanying Notes to Consolidated Financial Statements.

                              THE FONDA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                     For the          For the          For the          For the
                                                     Thirteen         Thirteen        Twenty-six       Twenty-six
                                                    weeks ended      weeks ended      weeks ended      weeks ended
                                                     March 25,        March 26,        March 25,        March 26,
                                                       2001             2000             2001             2000
                                                  ---------------  ---------------  ---------------  ---------------
Net sales                                            $  79,773        $  78,063        $ 179,939        $ 175,635
Cost of sales                                           65,734           64,142          146,882          142,814
                                                     ----------       ----------       ----------       ----------

  Gross profit                                          14,039           13,921           33,057           32,821

Selling, general and administrative expenses            11,044           11,293           23,453           24,292
Other (income), net                                       (140)            (149)            (197)            (224)
                                                     ----------       ----------       ----------       ----------

  Operating income                                       3,135            2,777            9,801            8,753

Interest expense, net of interest income of $27,
  $136, $39 and $219, respectively                       3,824            3,953            7,853            8,153
                                                     ----------       ----------       ----------       ----------

  Income (loss) before income tax expense
    (benefit) and extraordinary loss                      (689)          (1,176)           1,948              600

Income tax expense (benefit)                              (227)            (476)             839              234
                                                     ----------       ----------       ----------       ----------

  Income (loss) before extraordinary loss                 (462)            (700)           1,109              366

Extraordinary loss on debt extinguishment (net
  of income taxes of $350)                                   -              525                -              525
                                                     ----------       ----------       ----------       ----------

  Net income (loss)                                  $    (462)       $  (1,225)       $   1,109        $    (159)
                                                     ==========       ==========       ==========       ==========

          See accompanying Notes to Consolidated Financial Statements.

                              THE FONDA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                   For the Twenty-six      For the Twenty-six
                                                                      weeks ended             weeks ended
                                                                        March 25,               March 26,
                                                                          2001                    2000
                                                                 ----------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                     $  1,109                $    (159)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                          3,395                    3,658
    Deferred income tax benefit                                             (159)                    (131)
    Loss on sale of assets                                                    87                       12
  Changes in operating assets and liabilities (net of business acquisition:
    Receivables                                                            3,401                      114
    Inventories                                                            8,980                   (4,165)
    Accounts payable and accrued expenses                                (14,201)                   2,733
    Other, net                                                             1,486                    1,463
                                                                        ---------               ----------
    Net cash provided by operating activities                              4,098                    3,525
                                                                        ---------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                              (2,540)                    (782)
  Payment for business acquisition                                        (6,654)                       -
  Due to/from SF Holdings                                                    408                  (31,692)
  Proceeds from sale of property, plant and equipment                         63                    1,357
                                                                        ---------               ----------
    Net cash used in investing activities                                 (8,723)                 (31,117)
                                                                        ---------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net (repayments) borrowings under revolving credit  facilities            (262)                  28,561
  Borrowing for business acquisition                                       5,000                        -
  Net repayments of other debt                                            (1,035)                    (261)
                                                                        ---------               ----------
    Net cash provided by financing activities                              3,703                   28,300
                                                                        ---------               ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (922)                     708

CASH AND CASH EQUIVALENTS, beginning of period                             1,413                      624
                                                                        ---------               ----------

CASH AND CASH EQUIVALENTS, end of period                                $    491                $   1,332
                                                                        =========               ==========


SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                                       $  7,989                $   8,104
                                                                        =========               ==========

    Income taxes paid (refunded)                                        $    245                $     (49)
                                                                        =========               ==========

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


(2)  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the balance sheet. The adoption of SFAS No. 133 did not have a significant impact on the consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial
Statements. SAB No. 101 establishes accounting and reporting standards for revenue recognition and requires that an entity not recognize revenue until it is realized or realizable and earned. The adoption of SAB No.101 did not have an impact on the consolidated financial statements.


(3)  INVENTORIES

         The components of inventories are as follows (in thousands):

                                      (Unaudited)
                                       March 25,               September 24,
                                         2001                      2000
                                     -------------         -----------------

Raw materials and supplies             $ 15,718                  $ 19,723
Finished products                        40,319                    42,732
Work in progress                            371                       690
                                       --------                  --------
  Total inventories                    $ 56,408                  $ 63,145
                                       ========                  ========


(4)  BUSINESS ACQUISITION

         On September 25, 2000, pursuant to an asset purchase agreement dated August 9, 2000 (the "Springprint Agreement"), the Company purchased substantially all of the property, plant and equipment, intangibles and net working capital of Springprint Medallion, a division of Marcal Paper Mills, Inc. ("Springprint"). In addition, pursuant to the Springprint Agreement, the Company has assumed the liabilities and obligations of Springprint arising under contracts or leases that are either assets purchased by the Company or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $6.7 million. The Springprint acquisition has resulted in goodwill of $3.6 million which is being amortized over 20 years. The Springprint acquisition has been accounted for under the purchase method and the results have been included in the consolidated statements of operations since the date of acquisition.


(5)  RELATED PARTY TRANSACTIONS

         All of the below referenced affiliates are under the common control of the Company's Chief Executive Officer or a director of the Company.

         During the twenty-six weeks ending March 25, 2001, the Company sold $5.0 million of paper plates to Sweetheart Holdings Inc. ("Sweetheart") and $2.8 million of scrap paper to Fibre Marketing, LLC ("Fibre Marketing"). Included in receivables as of March 25, 2001 are (i) $1.4 million due from Sweetheart, (ii) $1.1 million due from Fibre Marketing and (iii) $0.2 million due from SF Holdings. Other sales to affiliates, if any, during the twenty-six weeks ending March 25, 2001 were not significant.

         During the twenty-six weeks ending March 26, 2000, the Company sold $5.4 million of paper plates and $0.5 million of equipment rental and shared services to Sweetheart and $3.1 million of scrap paper to Fibre Marketing.
Included in receivables as of March 26, 2000 was (i) $1.2 million due from Sweetheart, (ii) $1.0 million due from Fibre Marketing and (iii) $0.2 million due from SF Holdings. Other sales to affiliates, if any, during the twenty-six weeks ending March 26, 2000 were not significant.

         During the twenty-six weeks ending March 25, 2001, the Company purchased (i) $8.6 million of paper cups from Sweetheart (ii) $0.6 million of corrugated containers from Box USA Holdings, Inc. ("Box USA") and (iii) $0.4 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of March 25, 2001, was $1.4 million due to Sweetheart. Other purchases from affiliates, if any, during the twenty-six weeks ending March 25, 2001 were not significant.

         During the twenty-six weeks ending March 26, 2000, the Company purchased (i) $6.0 million of paper cups from Sweetheart, (ii) $0.9 million of corrugated containers from Box USA and (iii) $0.2 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of March 26, 2000, was $1.0 million due to Sweetheart. Other purchases from affiliates, if any, during the twenty-six weeks ending March 26, 2000 were not significant.

         In Fiscal 1998, the Company entered into an agreement with SF Holdings whereby the Company acquired for $7.0 million substantially all of SF Holding's rights under a Management Services Agreement dated August 31, 1993, as amended, and pursuant to which the Company has the right, subject to the direction of the board of directors of Sweetheart, to manage Sweetheart's day-to-day operations. In consideration of the Company's performance of services, the Company is entitled to receive management fees of $0.7 million, $0.9 million and $1.1 million in the first, second and third years, respectively, and $1.6 million per year for the remaining term of the Management Services Agreement. The Company believes that the terms of such agreement are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. The $7.0 million payment is included in other assets and is being amortized over the term of such agreement. Management fee income, net of amortization was $0.3 million for the twenty-six weeks ending March 25, 2001 and $0.2 million for the twenty-six weeks ending March 26, 2000.

         The Company leases a building in Jacksonville, Florida from Dennis Mehiel, the Company's Chief Executive Officer, on terms the Company believes are no less favorable than could be obtained from independent third parties and were negotiated on an arm's length basis. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, Mr. Mehiel can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated its operations at this facility and is currently subleasing the entire facility to an unrelated third party. Rent expense, net of sublease income on the portion of the premises subleased, is not significant.

         During the twenty-six weeks ended March 26, 2000, the Company sold certain paper cup machines to Sweetheart at a fair market value of $1.3 million. The excess of the proceeds from the sale over the Company's net book value of such equipment was recorded as a credit to equity of $0.9 million. Independent appraisals were obtained to determine the fairness of the sale price.


(6)  SF HOLDINGS STOCK COMPENSATION PLAN

         During the twenty-six weeks ended March 25, 2001, SF Holdings, the Company's parent, granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holdings common stock at the date of the grant. During the vesting period, these discounts of $0.1 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to SF Holding's stock options was $15 thousand for the twenty-six weeks ended March 25, 2001.


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

         On  September  25, 2000,  pursuant to the  Springprint  Agreement,  the
Company purchased substantially all of the property, plant and equipment, intangibles and net working capital of Springprint

Medallion, a division of Marcal Paper Mills, Inc. In addition, pursuant to the Springprint Agreement, the Company has assumed the liabilities and obligations of Springprint arising under contracts or leases that are either assets purchased by the Company or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $6.7 million.


Thirteen Weeks Ended March 25, 2001 Compared to Thirteen Weeks Ended March 26, 2000 (Unaudited)

         Net sales increased $1.7 million, or 2.2%, to $79.8 million for the thirteen weeks ending March 25, 2001, compared to $78.1 million for the thirteen weeks ending March 26, 2000, reflecting an 8.4% increase in average realized sales price partially offset by a 6.2% decrease in sales volume. Net sales to consumer foodservice customers increased 5.0%, resulting from a 10.6% increase in average realized sales price, partially offset by a decrease in sales volume of 5.6%. Net sales to institutional foodservice customers decreased 1.3%, resulting from a 6.0% increase in average realized sales price, partially offset by a 7.3% decrease in sales volume. Selling prices to both consumer and institutional customers were positively affected by increases in raw material costs that were passed through to customers as well as more competitive market conditions. These favorable price increases were offset by lower volumes due to competitive market conditions and the Company's decision to reduce sales to certain consumer customers experiencing deteriorating credit conditions; however, these lower volumes were partially offset by additional volume from the Springprint acquisition.

         Gross profit increased $0.1 million, or 0.7%, to $14.0 million for the thirteen weeks ending March 25, 2001, compared to $13.9 million for the thirteen weeks ending March 26, 2000. As a percentage of net sales, gross profit decreased from 17.8% for the thirteen weeks ending March 26, 2000 to 17.5% for the thirteen weeks ending March 25, 2001. Gross profit for the thirteen weeks ending March 25, 2001 was positively affected by increased selling prices which were partially offset by higher raw material and energy costs.

         Selling, general and administrative expenses decreased $0.3 million, or 2.7%, to $11.0 million for the thirteen weeks ending March 25, 2001 compared to $11.3 million for the thirteen weeks ending March 26, 2000 primarily as a result of a decrease in the workforce resulting from the CEG consolidation and a reduction in selling expenses.

         Other (income) expense, net was unchanged at income of $0.1 million for the thirteen weeks ending March 25, 2001 and for the thirteen weeks ending March 26, 2000.

         Operating income increased $0.3 million, or 10.7%, to $3.1 million for the thirteen weeks ending March 25, 2001 compared to $2.8 million for the thirteen weeks ending March 26, 2000 due to the reasons discussed above.

         Interest expense, net of interest income decreased $0.2 million, or 5.0%, to $3.8 million for the thirteen weeks ending March 25, 2001 compared to $4.0 million for the thirteen weeks ending March 26, 2000. For the thirteen weeks ending March 25, 2001, the Company realized lower interest expense due primarily to lower average interest rates.

         Income tax expense (benefit) decreased $0.3 million, or 60%, to a benefit of $0.2 million for the thirteen weeks ending March 25, 2001 compared to a benefit of $0.5 million for the thirteen weeks ending March 26, 2000. The effective rate for the thirteen weeks ending March 25, 2001 was 32.9% and for the thirteen weeks ending March 26, 2000 was 40.0%.

         Net income (loss) increased $0.7 million, or 58.3%, to a loss of $0.5 million for the thirteen weeks ending March 25, 2001 compared to a loss of $1.2 million for the thirteen weeks ending March 26, 2000, due to the reasons stated above.


Twenty-six Weeks Ended March 25, 2001 Compared to Twenty-six Weeks Ended March 26, 2000 (Unaudited)

         Net sales increased $4.3 million, or 2.4%, to $179.9 million for the twenty-six weeks ending March 25, 2001, compared to $175.6 million for the twenty-six weeks ending March 26, 2000, reflecting a 9.6% increase in average realized sales price partially offset by a 7.2% decrease in sales volume. Net sales to consumer foodservice customers increased 0.9%, resulting from a 7.2% increase in average realized sales price, partially offset by a decrease in sales volume of 6.3%. Net sales to institutional foodservice customers increased 4.6%, resulting from a 13.5% increase in average realized sales price, partially offset by a 8.9% decrease in sales volume. Selling prices to both consumer and institutional customers were positively affected by increases in raw material costs that were passed through to customers as well as more competitive market conditions. These favorable price increases were offset by lower volumes due to competitive market conditions and the Company's decision to reduce sales to certain consumer customers experiencing deteriorating credit conditions; however, these lower volumes were partially offset by additional volumes from the Springprint acquisition.

         Gross profit increased $0.3 million, or 0.9%, to $33.1 million for the twenty-six weeks ending March 25, 2001, compared to $32.8 million for the twenty-six weeks ending March 26, 2000. As a percentage of net sales, gross profit decreased from 18.7% for the twenty-six weeks ending March 26, 2000 to 18.4% for the twenty-six weeks ending March 25, 2001. Gross profit for the twenty-six weeks ending March 25, 2001 was positively affected by increased selling prices which were partially offset by higher raw material and energy costs.

         Selling, general and administrative expenses decreased $0.8 million, or 3.3%, to $23.5 million for the twenty-six weeks ending March 25, 2001 compared to $24.3 million for the twenty-six weeks ending March 26, 2000 primarily as a result of a decrease in the workforce resulting from the CEG consolidation and a reduction in selling expenses.

         Other (income) expense, net was unchanged at income of $0.2 million for the twenty-six weeks ending March 25, 2001 and the twenty-six weeks ending March 26, 2000.

         Operating income increased $1.0 million, or 11.4%, to $9.8 million for the twenty-six weeks ending March 25, 2001 compared to $8.8 million for the twenty-six weeks ending March 26, 2000 due to the reasons discussed above.

         Interest expense, net of interest income decreased $0.3 million, or 3.7%, to $7.9 million for the twenty-six weeks ending March 25, 2001 compared to $8.2 million for the twenty-six weeks ending March 26, 2000. For the twenty-six weeks ending March 25, 2001, the Company realized lower interest expense due primarily to lower average interest rates.

         Income tax expense (benefit) increased $0.6 million, or 300%, to an expense of $0.8 million for the twenty-six weeks ending March 25, 2001 compared to a expense of $0.2 million for the twenty-six weeks ending March 26, 2000. The effective rate for the twenty-six weeks ending March 25, 2001 was 43.1% and for the twenty-six weeks ending March 26, 2000 was 40.0%.

         Net income (loss) increased $1.3 million, or 650%, to income of $1.1 million for the twenty-six weeks ending March 25, 2001 compared to a loss of $0.2 million for the twenty-six weeks ending March 26, 2000, due to the reasons stated above.

Liquidity And Capital Resources

         Historically, the Company has relied on cash flow from operations, the sale of assets and borrowing under its credit facility to finance its working capital requirements and capital expenditures. The Company expects to continue this method of funding for its 2001 capital expenditures.

         Net cash provided by operating activities increased $0.6 million to $4.1 million in the twenty-six weeks ending March 25, 2001 compared to $3.5 million in the twenty-six weeks ending March 26, 2000. This increase is primarily due to a decrease in receivables as a result of better collections and a decrease in inventory as a result of improved inventory management.

         Capital expenditures for the twenty-six weeks ended March 25, 2001 were $2.5 million compared to $0.8 million for the twenty-six weeks ending March 26, 2000. Capital expenditures in the twenty-six weeks ending March 25, 2001 included $1.7 million for new production equipment and $0.8 million for renovations and conversions.

         The Company has a $55 million revolving credit facility subject to borrowing base limitations. The credit facility is collateralized by eligible accounts receivable, inventories, and certain general intangibles. The credit facility matures on September 30, 2001. Borrowings are available at the bank's prime rate plus 0.25% or at LIBOR plus 2.25% at the election of the Company. At March 25, 2001, $40.4 million was outstanding and $14.6 million was the maximum remaining advance available based upon eligible collateral. Although the Company intends to refinance this debt, there can be no assurances that the Company will be able to obtain such refinancing on terms and conditions acceptable to the Company.

         In addition to the revolving credit facility, the Company's credit facility also includes a term loan of $5 million. This amount is payable in equal monthly installments through the maturity date of September 30, 2001. Borrowings under the term loan bear interest, at the Company's election, equal to the bank's prime rate plus 0.5% or LIBOR plus 2.5%. The proceeds from this term loan were used to partially finance the purchase of Springprint.

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




Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         NONE

                           PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (a)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the twenty-six weeks ended March 25, 2001

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                          THE FONDA GROUP, INC.
                          (registrant)

Date:  April 20, 2001       By:  /s/ Hans H. Heinsen
       --------------           --------------------
                            Hans H. Heinsen
                            Senior Vice President -
                            Chief Financial Officer and Treasurer

                            (Principal Financial and Accounting Officer and Duly Authorized Officer)