Form 10-Q
period 2001-06-24
FONDA GROUP INC
filed 2001-07-20
CIK 1037478

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 for the Thirty-nine Weeks Ended June 24, 2001

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

Yes [X] No [   ]


        The number of shares outstanding of the Registrant's common stock as of July 20, 2001:
                   Common Stock, $0.01 par value - 100 shares


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                              THE FONDA GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                         (Unaudited)
                                                                           June 24,       September 24,
                                                                             2001             2000
                                                                        -------------   -----------------

                                     Assets
Current assets:
  Cash and cash equivalents                                               $   2,172         $   1,413
  Receivables, less allowances of $1,819 and $1,459,                         48,249            50,927
    respectively
  Inventories                                                                53,715            63,145
  Deferred income taxes                                                       7,644             8,044
  Refundable income taxes                                                       298               298
  Spare parts                                                                 2,584             2,523
  Other current assets                                                        7,620             6,328
                                                                          ----------        ----------
    Total current assets                                                    122,282           132,678

Property, plant and equipment, net                                           51,257            49,280

Goodwill, net                                                                20,630            18,373
Due from SF Holdings                                                         17,939            18,441
Other assets                                                                  9,922            11,604
                                                                          ----------        ----------

    Total assets                                                          $ 222,030         $ 230,376
                                                                          ==========        ==========

                      Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                                        $  10,815         $  15,679
  Accrued payroll and related costs                                          11,026            10,469
  Other current liabilities                                                  21,964            21,203
  Current portion of long-term debt                                          30,998            41,425
                                                                          ----------        ----------
    Total current liabilities                                                74,803            88,776

Deferred income taxes                                                         4,484             5,043
Long-term debt                                                              123,659           120,453
Other liabilities                                                             1,175             1,212
                                                                          ----------        ----------

    Total liabilities                                                       204,121           215,484
                                                                          ----------        ----------

Commitments and contingencies  (See Notes)

Shareholder's equity:
  Common stock - par value $.01 per share; 1,000 shares
    authorized; 100 shares issued and outstanding                                 -                 -
  Additional paid-in capital                                                  1,060             1,022
  Retained earnings                                                          16,874            13,895
  Accumulated other comprehensive loss                                          (25)              (25)
                                                                          ----------        ----------
    Total shareholder's equity                                               17,909            14,892
                                                                          ----------        ----------

    Total liabilities and shareholder's equity                            $ 222,030         $ 230,376
                                                                          ==========        ==========


          See accompanying Notes to Consolidated Financial Statements.

                              THE FONDA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)


                                                         For the            For the            For the             For the
                                                         Thirteen           Thirteen         Thirty-nine         Thirty-nine
                                                        weeks ended        weeks ended       weeks ended         weeks ended
                                                         June 24,           June 25,           June 24,            June 25,
                                                           2001               2000               2001                2000
                                                      ---------------     ---------------    ---------------     ---------------
Net sales                                                $ 88,387           $ 89,702          $ 268,326           $ 265,339
Cost of sales                                              71,275             72,730            218,157             215,545
                                                         ---------          ---------         ----------          ----------

  Gross profit                                             17,112             16,972             50,169              49,794

Selling, general and administrative expenses               10,118             12,203             33,571              36,497
Restructuring expense                                         407                500                407                 500
Other income, net                                            (253)               (48)              (450)               (272)
                                                         ---------          ---------         ----------          ----------

  Operating income                                          6,840              4,317             16,641              13,069

Interest expense, net of interest income of $-,
  $25, $- and $244, respectively                            3,778              3,837             11,631              11,990
                                                         ---------          ---------         ----------          ----------

  Income before income tax expense                          3,062                480              5,010               1,079

Income tax expense                                          1,192                182              2,031                 416
                                                         ---------          ---------         ----------          ----------

  Net income                                             $  1,870           $    298          $   2,979           $     663
                                                         =========          =========         ==========          ==========



          See accompanying Notes to Consolidated Financial Statements.

                              THE FONDA GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                       For the            For the
                                                                     Thirty-nine        Thirty-nine
                                                                     weeks ended        weeks ended
                                                                       June 24,           June 25,
                                                                        2001               2000
                                                                   ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                           $ 2,979            $   663
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                        5,075              5,458
    Deferred income tax benefit                                           (159)              (131)
    Loss on sale of assets                                                  45                 66
  Changes in operating assets and liabilities (net of business acquisition):
    Receivables                                                          3,367               (531)
    Inventories                                                         11,616              1,596
    Accounts payable and accrued expenses                               (5,540)             3,480
    Other, net                                                             487              2,270
                                                                       --------           --------
    Net cash provided by operating activities                           17,870             12,871
                                                                       --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                            (3,843)            (2,167)
  Payment for business acquisition                                      (6,656)                 -
  Due to/from SF Holdings                                                  502            (32,758)
  Proceeds from sale of property, plant and equipment                      107              1,398
                                                                       --------           --------
    Net cash used in investing activities                               (9,890)           (33,527)
                                                                       --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net (repayments) borrowings under revolving credit  facilities       (10,877)            22,208
  Borrowing for business acquisition                                     5,000                  -
  Net repayments of other debt                                          (1,344)              (390)
                                                                       --------           --------
    Net cash (used in) provided by financing activities                 (7,221)            21,818
                                                                       --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  759              1,162

CASH AND CASH EQUIVALENTS, beginning of period                           1,413                624
                                                                       --------           --------

CASH AND CASH EQUIVALENTS, end of period                               $ 2,172            $ 1,786
                                                                       ========           ========


SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                                      $ 8,852            $ 9,095
                                                                       ========           ========

    Income taxes paid (refunded)                                       $   243            $  (329)
                                                                       ========           ========


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


(2)  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the balance sheet. The adoption of SFAS No. 133 did not have an impact on the consolidated financial statements.

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


(3)  INVENTORIES

     The components of inventories are as follows (in thousands):

                                        (Unaudited)
                                         June 24,          September 24,
                                           2001                2000
                                      --------------     -----------------

Raw materials and supplies              $   15,340          $   19,723
Finished products                           37,977              42,732
Work in progress                               398                 690
                                        ----------          ----------
  Total inventories                     $   53,715          $   63,145
                                        ==========          ==========


(4)  RELATED PARTY TRANSACTIONS

     All of the below referenced affiliates are under the common control of the Company's Chief Executive Officer or a director of the Company.

     During the thirty-nine weeks ending June 24, 2001, the Company sold $7.6 million of paper plates to Sweetheart Holdings Inc. ("Sweetheart") and $3.7 million of scrap paper to Fibre Marketing, LLC ("Fibre Marketing"). Included in receivables as of June 24, 2001 are (i) $1.3 million due from

Sweetheart, (ii) $1.3 million due from Fibre Marketing and (iii) $0.7 million due from SF Holdings. Other sales to affiliates, if any, during the thirty-nine weeks ending June 24, 2001 were not significant.

     During the thirty-nine weeks ending June 25, 2000, the Company sold $8.3 million of paper plates and $0.1 million of equipment rental and shared services to Sweetheart and $5.2 million of scrap paper to Fibre Marketing. Included in receivables as of June 25, 2000 was (i) $1.6 million due from Sweetheart, (ii) $1.0 million due from Fibre Marketing and (iii) $0.2 million due from SF Holdings. Other sales to affiliates, if any, during the thirty-nine weeks ending June 25, 2000 were not significant.

     During the  thirty-nine  weeks ending June 24, 2001, the Company  purchased
(i) $16.3 million of paper cups from Sweetheart (ii) $1.0 million of corrugated containers from Box USA Holdings, Inc. ("Box USA") and (iii) $0.4 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of June 24, 2001, was $3.0 million due to Sweetheart. Other purchases from affiliates, if any, during the thirty-nine weeks ending June 24, 2001 were not significant.

     During the  thirty-nine  weeks ending June 25, 2000, the Company  purchased
(i) $10.8 million of paper cups from Sweetheart, (ii) $1.3 million of corrugated containers from Box USA and (iii) $0.4 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of June 25, 2000, was $1.5 million due to Sweetheart. Other purchases from affiliates, if any, during the thirty-nine weeks ending June 25, 2000 were not significant.

     In Fiscal 1998, the Company entered into an agreement with SF Holdings whereby the Company acquired for $7.0 million substantially all of SF Holding's rights under a Management Services Agreement dated August 31, 1993, as amended, and pursuant to which the Company has the right, subject to the direction of the board of directors of Sweetheart, to manage Sweetheart's day-to-day operations. In consideration of the Company's performance of services, the Company is entitled to receive management fees of $0.7 million, $0.9 million and $1.1 million in the first, second and third years, respectively, and $1.6 million per year for the remaining term of the Management Services Agreement. The Company believes that the terms of such agreement are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis. The $7.0 million payment is included in other assets and is being amortized over the term of such agreement. Management fee income, net of amortization was $0.5 million for the thirty-nine weeks ending June 24, 2001 and $0.3 million for the thirty-nine weeks ending June 25, 2000.

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

(5)  BUSINESS ACQUISITION

     On September 25, 2000, pursuant to an asset purchase agreement dated August 9, 2000 (the "Springprint Agreement"), the Company purchased substantially all of the property, plant and equipment, intangibles and net working capital of Springprint Medallion, a division of Marcal Paper Mills, Inc. ("Springprint"). In addition, pursuant to the Springprint Agreement, the Company has assumed the liabilities and obligations of Springprint arising under contracts or leases that are either assets purchased by the Company or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $6.7 million, paid in cash. The Springprint acquisition has resulted in goodwill of $3.2 million; which is being amortized over 20 years. The Springprint acquisition has been accounted for under the purchase method and the results have been included in the consolidated statements of operations since the date of acquisition.


(6)  SF HOLDINGS STOCK COMPENSATION PLAN

     During the thirty-nine weeks ended June 24, 2001, SF Holdings, the Company's parent, granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holding's common stock at the date of the grant. During the vesting period, this $0.1 million discount is being amortized by the Company as compensation expense and credited to additional paid-in capital. Amortization expense relating to SF Holding's stock options was $38,000 for the thirty-nine weeks ended June 24, 2001.


(7)  RESTRUCTURING EXPENSE

     During the thirty-nine weeks ended June 24, 2001, the Company established a restructuring reserve of $0.4 million in conjunction with the consolidation of the Creative Expression Group, Inc.'s ("CEG"), an affiliate of the Company, administrative offices in Indianapolis, Indiana with The Fonda Group, Inc.'s administrative offices in Oshkosh, Wisconsin. This closing includes the elimination of approximately 40 positions.

     During the thirty-nine weeks ended June 25, 2000, the Company established a restructuring reserve of $0.5 million in conjunction with the November 2000 closing of a manufacturing facility in Maspeth, New York. This closing included the elimination of approximately 130 positions.


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


Thirteen Weeks Ended June 24, 2001 Compared to Thirteen Weeks Ended June 25, 2000 (Unaudited)

     Net sales decreased $1.3 million, or 1.4%, to $88.4 million for the thirteen weeks ending June 24, 2001 compared to $89.7 million for the thirteen weeks ending June 25, 2000, reflecting a 2.7% increase in average realized sales price partially offset by a 4.1% decrease in sales volume. Net sales to consumer foodservice customers decreased 7.9%, resulting from a 0.8% increase in average realized sales price and an decrease in sales volume of 8.7%. Net sales to consumer foodservice customers was negatively impacted by more competitive market conditions and the Company's decision to reduce sales to certain customers experiencing deteriorating credit conditions. Net sales to institutional foodservice customers increased 8.4%, resulting from a 0.5% increase in average realized sales price and a 7.9% increase in sales volume. This increase in institutional foodservice customers volumes is primarily attributed to the Springprint acquisition.

     Gross profit increased $0.1 million, or 0.6%, to $17.1 million for the thirteen weeks ending June 24, 2001 compared to $17.0 million for the thirteen weeks ending June 25, 2000. As a percentage of net sales, gross profit increased from 18.9% for the thirteen weeks ending June 25, 2000 to 19.4% for the thirteen weeks ending June 24, 2001. Gross profit for the thirteen weeks ending June 24, 2001 was positively affected by increased selling prices, which were partially offset by higher raw material and energy costs.

     Selling, general and administrative expenses decreased $2.1 million, or 17.2%, to $10.1 million for the thirteen weeks ending June 24, 2001 compared to $12.2 million for the thirteen weeks ending June 25, 2000 primarily as a result of a decrease in the workforce resulting from the CEG consolidation and a reduction in selling expenses.

     Restructuring expenses decreased $0.1 million, or 20.0%, to $0.4 million for the thirteen weeks ending June 24, 2001 compared to $0.5 million for the thirteen weeks ending June 25, 2000. In the thirteen weeks ending June 24, 2001, the Company recorded a $0.4 million reserve in conjunction with the consolidation of the CEG administrative office. In the thirteen weeks ended June 25, 2000, the Company established a restructuring reserve of $0.5 million in conjunction with the closing of a manufacturing facility in Maspeth, New York.

     Other (income), net increased $0.2 million, or 200.0%, to income of $0.3 million for the thirteen weeks ending June 24, 2001 compared to income of $0.1 million for the thirteen weeks ending June 25, 2000 due to an increase in management fee income.

     Operating income increased $2.5 million, or 58.1%, to $6.8 million for the thirteen weeks ending June 24, 2001 compared to $4.3 million for the thirteen weeks ending June 25, 2000 due to the reasons discussed above.

     Interest expense, net of interest income was flat at $3.8 million for the thirteen weeks ending June 24, 2001 and the thirteen weeks ending June 25, 2000.

     Income tax expense increased $1.0 million, or 500.0%, to $1.2 million for the thirteen weeks ending June 24, 2001 compared to $0.2 million for the thirteen weeks ending June 25, 2000 as a result of increased income. The effective rate for the thirteen weeks ending June 24, 2001 was 38.9% and for the thirteen weeks ending June 25, 2000 was 37.9%.

     Net income increased $1.6 million, or 533.3%, to $1.9 million for the thirteen weeks ending June 24, 2001 compared to $0.3 million for the thirteen weeks ending June 25, 2000, due to the reasons stated above.

Thirty-nine Weeks Ended June 24, 2001 Compared to Thirty-nine Weeks Ended June 25, 2000 (Unaudited)

     Net sales increased $3.0 million, or 1.1%, to $268.3 million for the thirty-nine weeks ending June 24, 2001 compared to $265.3 million for the thirty-nine weeks ending June 25, 2000, reflecting a 5.7% increase in average realized sales price partially offset by a 4.6% decrease in sales volume. Net sales to consumer foodservice customers decreased 7.2%, resulting from a 4.4% increase in average realized sales price, offset by a decrease in sales volume of 11.6%. Net sales to consumer foodservice customers was negatively impacted by more competitive market conditions and the Company's decision to reduce sales to certain customers experiencing deteriorating credit conditions, offset partially by a more favorable product mix. Net sales to institutional foodservice customers increased 14.4%, resulting from a 0.4% increase in average realized sales price, combined with a 14.0% increase in sales volume. This increase in institutional foodservice customers volumes is primarily attributed to the Springprint acquisition.

     Gross profit increased $0.4 million, or 0.8%, to $50.2 million for the thirty-nine weeks ending June 24, 2001 compared to $49.8 million for the thirty-nine weeks ending June 25, 2000. As a percentage of net sales, gross profit decreased from 18.8% for the thirty-nine weeks ending June 25, 2000 to 18.7% for the thirty-nine weeks ending June 24, 2001. Gross profit for the thirty-nine weeks ending June 24, 2001 was positively affected by increased selling prices, which was entirely offset by higher raw material and energy costs.

     Selling, general and administrative expenses decreased $2.9 million, or 7.9%, to $33.6 million for the thirty-nine weeks ending June 24, 2001 compared to $36.5 million for the thirty-nine weeks ending June 25, 2000 primarily as a result of a decrease in the workforce resulting from the CEG consolidation and a reduction in selling expenses.

     Restructuring expenses decreased $0.1 million, or 20.0%, to $0.4 million for the thirty-nine weeks ending June 24, 2001 compared to $0.5 million for the thirty-nine weeks ending June 25, 2000. In the thirty-nine weeks ending June 24, 2001, the Company recorded a reserve in conjunction with the consolidation of the CEG administrative office. In the thirty-nine weeks ended June 25, 2000, the Company established a restructuring reserve of $0.5 million in conjunction with the closing of a manufacturing facility in Maspeth, New York.

     Other (income), net increased $0.2 million, or 66.7%, to $0.5 million for the thirty-nine weeks ending June 24, 2001 compared to $0.3 million for the thirty-nine weeks ending June 25, 2000 due to an increase in management fee income.

     Operating income increased $3.5 million, or 26.7%, to $16.6 million for the thirty-nine weeks ending June 24, 2001 compared to $13.1 million for the thirty-nine weeks ending June 25, 2000 due to the reasons discussed above.

     Interest expense, net of interest income decreased $0.4 million, or 3.3%, to $11.6 million for the thirty-nine weeks ending June 24, 2001 compared to $12.0 million for the thirty-nine weeks ending June 25, 2000. For the thirty-nine weeks ending June 24, 2001, the Company realized lower interest expense due primarily to lower average interest rates.

     Income tax expense increased $1.6 million, or 400.0%, to $2.0 million for the thirty-nine weeks ending June 24, 2001 compared to $0.4 million for the thirty-nine weeks ending June 25, 2000 as a result of higher income. The effective rate for the thirty-nine weeks ending June 24, 2001 was 40.5% and for the thirty-nine weeks ending June 25, 2000 was 38.6%.

     Net income increased $2.3 million, or 328.6%, to $3.0 million for the thirty-nine weeks ending June 24, 2001 compared to $0.7 million for the thirty-nine weeks ending June 25, 2000, due to the reasons stated above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash flow from operations, the sale of assets and borrowing under its credit facility to finance its working capital requirements and capital expenditures. The Company expects to continue this method of funding for its 2001 capital expenditures.

     Net cash provided by operating activities increased $5.0 million to $17.9 million in the thirty-nine weeks ending June 24, 2001 compared to $12.9 million in the thirty-nine weeks ending June 25, 2000. This increase is primarily due to a decrease in receivables as a result of better collections and a decrease in inventory as a result of improved inventory management.

     Capital expenditures for the thirty-nine weeks ended June 24, 2001 were $3.8 million compared to $2.2 million for the thirty-nine weeks ending June 25, 2000. Capital expenditures in the thirty-nine weeks ending June 24, 2001 included $2.8 million for new production equipment and $1.0 million for renovations and conversions.

     The Company has a $55 million revolving credit facility subject to borrowing base limitations. The credit facility is collateralized by eligible accounts receivable, inventories, and certain general intangibles. The credit facility matures on September 30, 2001. Borrowings are available at the bank's prime rate plus 0.25% or at LIBOR plus 2.25% at the election of the Company. At June 24, 2001, $29.8 million was outstanding and $25.2 million was the maximum remaining advance available based upon eligible collateral. Although the Company intends to refinance this debt, there can be no assurances that the Company will be able to obtain such refinancing on terms and conditions acceptable to the Company.

     In addition to the revolving credit facility, the Company's credit facility also includes a term loan of $5 million of which $4.3 million was outstanding at June 24, 2001. This amount is payable in equal monthly installments through the maturity date of September 30, 2001. Borrowings under the term loan bear interest, at the Company's election, equal to the bank's prime rate plus 0.5% or LIBOR plus 2.5%. The proceeds from this term loan were used to partially finance the purchase of Springprint.

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

     The Company is contemplating various strategic options which may include a restructuring of its business debt and capital structure, including, among other things, the public sale or private placement of debt or equity securities of the Company or its subsidiaries, joint venture transactions, new borrowings, the refinancing of the Company's existing debt agreements, open market purchases, tender offers or exchange offers of the Company's outstanding securities. There can be no assurances that any of these strategic options will be consummated.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         NONE


                           PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Reports on Form 8-K:

         No reports on Form 8-K were filed during the thirty-nine weeks ended June 24, 2001

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                             THE FONDA GROUP, INC.
                             (registrant)
Date:  July 20, 2001         By:  /s/ Hans H. Heinsen
       -------------              -------------------
                             Hans H. Heinsen
                             Senior Vice President -
                             Chief Financial Officer and Treasurer

                            (Principal Financial and Accounting Officer and Duly
                             Authorized Officer)