Form 10-K
period 2001-09-30
FONDA GROUP INC
filed 2001-11-30
CIK 1037478

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X| Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2001

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

Securities of the Registrant registered pursuant to Section 12(b)of the Act:None Securities of the Registrant registered pursuant to Section 12(g)of the Act:None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of November 30, 2001. Not Applicable. There is no market for the Common Stock of the Registrant.

        The number of shares outstanding of the Registrant's common stock as of November 30, 2001:
        The Fonda Group, Inc. Common Stock, $0.01 par value - 100 shares


================================================================================

                                     PART I


Item 1.       BUSINESS


General

         The Fonda Group, Inc. (the "Company"), a wholly-owned subsidiary of SF Holdings Group, Inc. ("SF Holdings"), believes it is one of the leading converters and marketers of a broad line of paperboard and tissue based disposable foodservice products. In Fiscal 2001, the Company had net sales of approximately $367.0 million. The Company sells its products under both branded and private labels to the institutional foodservice customers and consumer foodservice customers and participates at all major price points. The Company sells premium white, colored and custom-printed napkins, placemats, tablecovers and food trays and private label consumer paper plates, bowls and cups. The brand names for the Company's principal products include Sensations(R), Paper Art(R), Touch of Color(R) and Hoffmaster(R).

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

         The Company sells its converted products to more than 6,000 institutional and consumer foodservice customers primarily located throughout the United States and has developed and maintained long-term relationships with many of these customers. Institutional foodservice customers include restaurants, schools, hospitals and other major institutions. Consumer foodservice customers include supermarkets, mass merchants, warehouse clubs, discount chains and other retail stores.


Recent Developments

         On August 28, 2001, the Company consumated the purchased of substantially all of the property, plant and equipment, intangibles and net working capital of the consumer division of Dopaco, Inc. ("Dopaco") located in El Cajon, California (the "Dopaco Acquisition"). In addition, pursuant to the Dopaco Agreement, the Company assumed the liabilities and obligations of Dopaco arising under purchased contracts and leases. Dopaco's consumer division manufactures coated and uncoated white and decorated paper plates, bowls and lunch bags and serves primarily the private label markets of major west coast based grocery chains. The aggregate purchase price was $21.8 million, subject to post closing working capital adjustments, which was funded through a bank financing. The Dopaco acquisition has resulted in goodwill of $9.5 million. As a result of the potential post closing working capital adjustment, the final calculation of which the Company expects to be completed within one year, amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of the Company that is not currently available.


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

         Tabletop service products include paper plates and bowls which are sold to both institutional foodservice and consumer foodservice customers. The Company also manufactures these products for its affiliates, Sweetheart Holdings, Inc. ("Sweetheart Holdings") and Sweetheart Cup Company Inc. ("Sweetheart Cup") (collectively, "Sweetheart"). White uncoated and coated paper plates are purchased for everyday use by cost-conscious consumers. Printed and solid color plates or bowls are considered value-added and are purchased for everyday use as well as seasonal celebrations. The Company offers a variety of cup and lid combinations for both hot and cold beverages. The Company's hot and cold cups are sold to both institutional foodservice and consumer foodservice customers. The Company purchases all of its hot and cold paper cups from Sweetheart. The Company sells paper trays, food pails, and nested containers to institutional foodservice customers for use by restaurants, hotels, and other foodservice operators.

         Tissue products include napkins and table covers and are sold under the Hoffmaster(R), Linen-Like(R), Sensations(R) and Fonda(R) brand names as well as private labels. Napkin products range from single-ply white beverage napkins, to custom printed dinner napkins, to color multi-ply napkins, to fully printed graphic-intensive napkins for the party goods sector. Table covers are also offered in a variety of configurations, colors, and sizes. The Company sells placemats, traycovers, doilies, fluted baking products, portion control cups, and cutlery to both institutional foodservice and consumer foodservice customers. The Company also produces a non-skid traycover that serves the needs of healthcare and airline use.

         The Company manufactures and purchases party good products which include custom designed napkins, plates, cups, table covers, as well as a variety of accessory items to add to the ensemble. These items are sold in ensembles or separately to party goods stores, mass merchants, drug stores, and grocery chains. These items are sold in pre-packed displays as well as open stock cases.


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


Sales

         Institutional Foodservice Customers. Institutional foodservice customers include restaurants, hotels, airlines, hospitals, and other non-retail foodservice institutions. The market is serviced by dedicated territory sales managers as well as brokers. The sales force works directly with these national and regional distributors to service the needs of the various customers in the disposable foodservice industry.

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


Competition

         The disposable foodservice products industry is highly competitive. The Company believes that competition is principally based on product quality, customer service, price and graphics capability. Competitors include large multinational companies as well as regional and local manufacturers. The marketplace for these products is fragmented and includes participants that compete across the full line of products, as well as those that compete with a limited number of products. Some of the Company's major competitors are significantly larger than the Company, are vertically integrated and have greater access to financial and other resources. The Company's primary competitors include Imperial Bondware (a division of International Paper Co.), Georgia Pacific Corp., S.C.A., AJM Packaging Corp., Converting Inc., Hallmark Licensing Inc., American Greeting Corp., Amscan, Inc., Solo Cup Co., Duni Corp., and Erving Paper Products Inc.


Customers

         The Company markets its products primarily to customers in the United States. During Fiscal 2001, sales to the Company's five largest customers represented approximately 21.2% of its gross sales. No one customer accounted for more than 10% of the Company's gross sales. The loss of one or more large customer could adversely affect the Company's operating results. The Company believes it has strong relationships with its major national accounts which have been developed over many years.

         The Company sells to a diversified customer base consisting primarily of (i) consumer food service customers which include supermarkets, mass merchants, warehouse clubs and other retail stores, such as The Kroger Co., The Stop & Shop Supermarket Co., Topco Associates Inc., The Great Atlantic & Pacific Tea Company, Inc., Publix Supermarkets Inc., Target Stores ( a division of Dayton Hudson Corp.), Wal-Mart Stores, Inc., Price-Costco, Inc. and Staples Inc. and (ii) institutional food service customers which include Sysco Corp., Alliant Foodservice Inc., Buzl USA, Inc., ARAMARK Corp., and Sodexho Marriott Services.

Environmental Matters

         The  Company  and its  operations  are  subject  to  comprehensive  and
frequently  changing  Federal,   state,  local  and  foreign  environmental  and
occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharge of waste and storm water, and the disposal of hazardous wastes. The Company is subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at properties that it owns or operates and at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company believes there are currently no pending investigations at the Company's plants and sites relating to environmental matters. However, there can be no assurance the Company will not be involved in any such proceeding in the future and that any amount of future clean up costs and other environmental liabilities will not have material adverse effect on the Company's financial condition or results of operations.

         The Clean Air Act mandates the phase out of certain refrigerant compounds, which will require the Company to upgrade or retrofit air conditioning and chilling systems during the next few years. The Company has decided to replace units as they become inefficient or unserviceable. The Company expects to complete the replacement of all such units within the next five to ten years, at an estimated total cost of less than $0.5 million.

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


Employees

         At September 30, 2001, the Company employed 1,864 persons, of whom 1,383 were hourly employees. The Company has collective bargaining agreements in effect at its facilities in Appleton, Wisconsin; Oshkosh, Wisconsin; St. Albans, Vermont; Indianapolis, Indiana and Williamsburg, Pennsylvania which cover all production, maintenance and distribution hourly-paid employees at each respective facility and contain standard provisions relating to, among other things, management rights, grievance procedures, strikes and lockouts, seniority, and union rights. The current expiration dates of the Company's collective bargaining agreements at the Appleton, Oshkosh, St. Albans, Indianapolis and Williamsburg facilities are March 31, 2006, May 31, 2002, January 31, 2005, December 1, 2001 and June 11, 2004, respectively. The Company believes that it will be successful in renegotiating the Indianapolis collective bargaining agreement, however, there are no assurances. The Company considers its relationship with its employees to be good.

Item 2.       PROPERTIES

         The Company has manufacturing and distribution facilities located throughout the United States. All of the Company's facilities are well maintained, in good operating condition and suitable for the Company's operations. The table below provides summary information regarding the properties owned or leased by the Company.

                                                                           Size
                                                         Type of       (Approximate      Owned/
                   Location                            Facility (1)    square feet)      Leased     Lease Expiration
                   --------                            ------------    ------------      ------     ----------------
 Appleton, Wisconsin .......................              M/W             267,700          O
 El Cajon, California.......................              M/W             100,000          L        June 30, 2011
                                                          W                80,000          L        July 31, 2010

 Glens Falls, New York......................              M/W              59,100          O

 Goshen, Indiana............................              M/W              63,000          O

 Indianapolis, Indiana......................              W               450,000          L        April 30, 2003
                                                          W               275,000          L        June 30, 2002

 Lakeland, Florida..........................              M/W              45,000          L        January 31, 2003

 Oshkosh, Wisconsin.........................              M/W             484,000          O

 St. Albans, Vermont (2 facilities).........              M               124,900          O
                                                          W               182,000          L        June 26, 2005

 Williamsburg, Pennsylvania.................              M/W             146,000          L(2)

(1) M-Manufacturing; W-Warehouse; M/W-Manufacturing and Warehouse in same facility.
(2) Subject to capital lease. (See Note 14 of the Notes to the Financial Statements)

         The Company also occupies several retail and storage facilities located throughout Indiana and Pennsylvania in connection with its party goods consumer business. These facilities are comprised of outlet stores and local storage facilities maintained for marketing purposes.


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


Item 6.       SELECTED FINANCIAL DATA

         Set forth below are selected historical financial data of the Company at the dates and for the fiscal years shown. The selected historical financial data at September 30, 2001 and September 24, 2000 and for Fiscal 2001, 2000 and 1999 is derived from historical financial statements of the Company for such periods that have been audited by Deloitte & Touche LLP, independent auditors and are included elsewhere herein. The selected historical financial data at September 26, 1999, September 27, 1998, July 26, 1998 and July 27, 1997 and for the TP 1998 and Fiscal 1998 and 1997 is derived from the audited historical financial statements of the Company for such periods. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

                                                                            Fiscal
                                             ----------------------------------------------------------------------
(In thousands)                                  2001       2000        1999      TP 1998 (1)   1998 (2)      1997
                                             ----------  ---------- ----------  ------------- ---------- ----------
Operating Data:
Net sales                                     $366,969    $351,699   $329,259      $59,251     $340,666   $317,018
Cost of sales                                  295,480     284,252    269,813       47,675      269,394    238,287
                                              ---------   ---------  ---------     --------    ---------  ---------
  Gross profit                                  71,489      67,447     59,446       11,576       71,272     78,731
Selling, general and administrative expenses    47,288      47,707     51,073        9,134       54,100     56,053
Restructuring expense                              504         650          -            -        1,828          -
Other income, net                                 (669)       (255)      (606)        (351)     (15,366)    (1,608)
                                              ---------   ---------  ---------     --------    ---------  ---------
  Operating income                              24,366      19,345      8,979        2,793       30,710     24,286
Interest expense, net                           15,400      15,783     16,742        2,717       15,701     11,140
                                              ---------   ---------  ---------     --------    ---------  ---------
  Income (loss) before income taxes
    expense (benefit) and
    extraordinary loss                           8,966       3,562     (7,763)          76       15,009     13,146
Income tax expense (benefit)                     3,685       1,558     (2,388)          23        6,174      5,491
Extraordinary loss (3)                               -           -          -            -            -      3,495
                                              ---------   ---------  ---------     --------    ---------  ---------

  Net income (loss)                           $  5,281    $  2,004   $ (5,375)     $    53     $  8,835   $  4,160
                                              =========   =========  =========     ========    =========  =========
Balance Sheet Data (at end of period):
Property, plant and equipment,  net           $ 54,249    $ 49,280   $ 51,922      $48,127     $ 48,151   $ 59,261
Total assets                                   258,873     230,376    210,172      211,507      213,047    212,546
Long-term debt (4)                             181,702     120,453    132,892      121,735      121,767    122,368
Shareholders' equity                            20,068      14,892     11,970       17,266       17,213     18,166

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

(3) The Company incurred a $3.5 million extraordinary loss (net of a $2.5 million income tax benefit) in connection with the early retirement of debt consisting of the write-off of unamortized debt issuance costs, elimination of unamortized debt discount and prepayment penalties.
(4)   See Note 9 of the Notes to the Financial Statements.


Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         Forward-looking statements in this filing, including those in the Notes to The Financial Statements, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Such risks and uncertainties include, but are not limited to, general economic and business conditions, competitive market pricing, increases in raw material costs, energy costs and other manufacturing costs, fluctuations in demand for the Company's products, potential equipment malfunctions and pending litigation.

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


General

         The Company believes it is one of the leading converters and marketers of a broad line of paperboard and tissue based disposable foodservice products. The Company sells its products under both branded and private labels to the institutional foodservice customers and consumer foodservice customers and participates at all major price points. The Company sells premium white, colored and custom-printed napkins, placemats, tablecovers and food trays and private label consumer paper plates, bowls and cups. The brand names for the Company's principal products include Sensations(R), Paper Art(R), Touch of Color(R) and Hoffmaster(R).

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

         The Company sells its converted products to more than 6,000 institutional and consumer foodservice customers primarily located throughout the United States and has developed and maintained long-term relationships with many of these customers. Institutional foodservice customers include restaurants, schools, hospitals and other major institutions. Consumer foodservice customers include supermarkets, mass merchants, warehouse clubs, discount chains and other retail stores.


Fiscal 2001 Compared to Fiscal 2000

         Net sales increased $15.3 million, or 4.4%, to $367.0 million in Fiscal 2001, compared to $351.7 million in Fiscal 2000, reflecting an 7.8% increase in average realized sales price partially offset by a 3.4% decrease in sales volume. Net sales to consumer foodservice customers decreased 1.7%, resulting from a decrease in sales volume of 11.8% partially offset by a 10.1% increase in average realized sales price. Net sales to consumer foodservice customers was negatively impacted by more competitive market conditions and the Company's decision to reduce sales to certain customers experiencing deteriorating credit conditions, offset partially by a more favorable product mix. Net sales to institutional foodservice customers increased 13.7%, resulting from a 16.0% increase in sales volume and a 2.3% decrease in average realized sales price. This increase in institutional foodservice sales volume is primarily attributed to the Springprint acquisition.

         Gross profit increased $4.1 million, or 6.1%, to $71.5 million in Fiscal 2001, compared to $67.4 million in Fiscal 2000. As a percentage of net sales, gross profit increased from 19.2% in Fiscal 2000 to 19.5% in Fiscal 2001. Gross profit in Fiscal 2001 was positively effected by increased selling prices due in part from the Springprint acquisition. This increase was partially offset by higher raw material and energy costs.

         Selling, general and administrative expenses decreased $0.4 million, or 0.8%, to $47.3 million in Fiscal 2001 from $47.7 million in Fiscal 2000. The decrease resulted from lower wages and benefit expenses.

         Restructuring expense of $0.5 million in Fiscal 2001 was recorded in conjunction with the planned consolidation of the Company's administrative offices for the Creative Expressions Group in Indianapolis, Indiana into the Company's administrative offices in Oshkosh, Wisconsin. The plan was approved by management on October 30, 2000 and announced to employees on May 1, 2001. The effective date of the consolidation and elimination of positions was delayed until the fourth quarter of Fiscal 2001. Severance payments of $0.1 million were paid during the fourth quarter of Fiscal 2001. As of September 30, 2001, the remaining reserve of $0.4 million is included within the "other current liabilities" on the balance sheet and will be used during Fiscal 2002.

         Other income, net increased $0.4 million, or 133.3%, to income of $0.7 million in Fiscal 2001 from $0.3 million in Fiscal 2000. This resulted from a $0.2 million increase in management fees received from Sweetheart (See "Item 13. Certain Relationships and Related Transactions") and a $0.2 million loss on the sale of a building in St. Albans, Vermont.

         Operating income increased $5.1 million, or 26.4%, to $24.4 million in Fiscal 2001 from $19.3 million in Fiscal 2000 due to the reasons discussed above.

         Interest expense, net of interest income decreased $0.4 million, or 2.5%, to $15.4 million in Fiscal 2001 compared to $15.8 million in Fiscal 2000. In Fiscal 2001, the Company realized lower interest expense due primarily to lower average interest rates on higher average outstanding balances.

         Income tax expense increased $2.1 million, or 131.3%, to an expense of $3.7 million in Fiscal 2001 compared to an expense of $1.6 million in Fiscal 2000 as a result of higher pre-tax earnings. The effective rate for Fiscal 2001 was 41.1% and for Fiscal 2000 was 43.7% due to the acquisition of the CEG assets and related adjustments.

         Net income increased $3.3 million, or 165%, to $5.3 million in Fiscal 2001 compared to $2.0 million in Fiscal 2000 due to the reasons stated above.


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

         Restructuring expense of $0.7 million in Fiscal 2000 was recorded in connection with the November 2000 closing of the Maspeth, New York facility which resulted in the elimination of 130 positions.

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


Liquidity and Capital Resources

         Historically, the Company has relied on cash flows from operations and borrowings to finance its working capital requirements, capital expenditures and acquisitions. In Fiscal 2001, the Company funded its capital expenditures using cash generated from operations and additional borrowings. The Company expects to continue this method of funding for its Fiscal 2002 capital expenditures.

         Net cash provided by operating activities increased $5.0 million to $10.7 million in Fiscal 2001, compared to $5.7 million in Fiscal 2000. This is primarily due to increased net income and a reduction in inventories.

         Net cash used in investing activities in Fiscal 2001 was $33.0 million compared to $33.3 million in Fiscal 2000. In Fiscal 2001, investing activities primarily consisted of $28.5 million used to acquire new businesses and $5.2 million in capital expenditures. In Fiscal 2000, investing activities primarily consisted of $30.4 million resulting from the acquisition of the CEG assets and $3.4 million in capital expenditures.

         Net cash provided by financing activities in Fiscal 2001 was $22.9 million compared to $28.4 million in Fiscal 2000. This decrease is primarily due to lower additional borrowings under the Credit Facility.

         Working capital increased $46.4 million to $89.8 million at September 30, 2001 from $43.4 million at September 24, 2000. This increase resulted from current assets increasing $9.4 million and current liabilities decreasing $37.0 million primarily as a result of refinancing the Credit Facility.

         Capital expenditures in Fiscal 2001 were $5.2 million compared to $3.4 million in Fiscal 2000. Capital expenditures in Fiscal 2001 included $4.1 million for new equipment and $1.1 million for routine capital improvements.

         On August 28, 2001, the Company refinanced its credit facility to provide for a revolving credit facility, subject to borrowing base limitations of up to $65 million through August 26, 2004, and a term loan in an amount of $15 million that requires equal monthly principal payments of $0.3 million through August 2004 with the balance due on August 26, 2004 (the "Credit Facility"). The Credit Facility is collateralized by all of the Company's receivables, inventories, and equipment, certain general intangibles and other property, and the proceeds on the sale of receivables and inventories. Borrowings under the revolving credit facility bear interest at the bank's prime rate plus 0.50% or at LIBOR plus 2.50% at the election of the Company. Borrowings under the term loan bear interest at the bank's prime rate plus 0.75% or at LIBOR plus 2.75% at the election of the Company. As of September 30, 2001, the bank's prime rate was 6.00%, and the LIBOR rate was 2.64%. In Fiscal 2001, the weighted average interest rate for the Credit Facility was 7.70%. At September 30, 2001, $49.6 million was outstanding and $15.4 million was the maximum remaining advance available based upon eligible collateral.

         In Fiscal 1997, the Company issued $120 million of 9-1/2% Series A Senior Subordinated Notes due 2007 (the "Notes") with interest payable semi-annually. Payment of the principal and interest is subordinate in right to payment of the Credit Facility. The Company may, at its election, redeem the Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.750% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The Notes provide that upon the occurrence of a change of control (as defined therein), the holders thereof will have the option to require the redemption of the Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

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


Impact of Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible
Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet. The Company has adopted SFAS No. 141 and is currently evaluating the impact of SFAS No. 142 on its financial statements.

         In October 2001, the FASB issued pronouncement SFAS No. 144 Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principals Board Opinion
("APB") No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company is currently evaluating the impact of SFAS No. 144 on its financial statements.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the balance sheet. The Company adopted SFAS No. 133 effective September 25, 2000. The adoption of SFAS No. 133 did not have an impact on the financial statements.

Item 7a.      QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         The Company is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with its variable rate debt. Borrowings under the revolving credit facility bear interest at the bank's prime rate plus 0.50% or at LIBOR. Borrowings under the term loan bear interest at the bank's prime rate plus 0.75% or at LIBOR plus 2.75% at the election of the Company. At September 30, 2001, $49.6 million was outstanding and $15.4 million was the maximum remaining advance available based upon eligible collateral. Based upon these amounts, the annual net income would change by approximately $0.4 million for each one percentage point change in the interest rates applicable to the Company's variable debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.


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


Item 9.       CHANGES IN  AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING   AND
              FINANCIAL DISCLOSURE

         NONE.


                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages and positions of the directors, executive officers and key employees of the Company as of November 30, 2001. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Name                         Age        Position
Dennis Mehiel                59         Chairman and Chief Executive Officer

Robert Korzenski             47         President and Chief Operating Officer

Thomas Uleau                 57         Executive Vice President and Director

Hans H. Heinsen              48         Senior Vice  President  - Finance,
                                        Chief  Financial  Officer and Treasurer

John Lewchenko               50         Vice President

Bryan Hollenbach             39         Vice President

Jon McLain                   57         Vice President and General Manager

Harvey L Freidman            59         Secretary and General Counsel

Alfred D. DelBello           65         Vice Chairman

Gail Blanke                  53         Director

John A. Catsimatidis         53         Director

Chris Mehiel                 62         Director

Edith Mehiel                 56         Director

Jerome T. Muldowney          56         Director

Alan D. Scheinkman           51         Director

G. William Seawright         60         Director

Lowell P. Weicker, Jr.       70         Director


         Mr. Dennis Mehiel has been Chairman of the Board and Chief Executive Officer of the Company since it was purchased in 1988 and is also Chairman and Chief Executive Officer of CEG. He has been Chairman of the Board and Chief Executive Officer of Sweetheart since March 1998. Mr. Mehiel is also Chairman and Chief Executive Officer of SF Holdings and its subsidiaries. Since July 2000, he has been a director of Box USA Holdings, Inc. ("Box USA"), formerly Four M Corporation ("Four M"), a converter and seller of interior packaging, corrugated sheets and corrugated containers which he co-founded. From 1966 until July 2000, he was Chairman of Four M, and since 1977 (except during a leave of absence from April 1994 through July 1995) he was the Chief Executive Officer of Four M. Mr. Mehiel is also currently Chief Executive Officer and a director of Mannkraft Corporation (formerly, Box USA of New Jersey Inc.), a manufacturer of corrugated containers.

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

         Mr. Uleau has been Executive Vice President of the Company since March 1998 and he has been a Director of the Company since 1988. Prior to that, he had been President of the Company since January 1997 and Chief Operating Officer since 1994. Mr. Uleau was Executive Vice President of the Company from 1994 to 1996 and from 1988 to 1989. He has also been Executive Vice President and a director of Sweetheart since March 1, 2001. From March 1998 to March 1, 2001, he served as President, Chief Operating Officer and a director of Sweetheart. Mr. Uleau also has been Vice Chairman and Senior Vice President of SF Holdings since March 1, 2001 and prior thereto he served as President, Chief Operating Officer and a director of SF Holdings. He has been Executive Vice President of CEG since 1996.

He is also currently a director of CEG. He served as Executive Vice President and Chief Financial Officer of Four M from 1989 through 1993 and as its Chief Operating Officer in 1994.

         Mr. Heinsen has been Senior Vice President and Treasurer of the Company since February 1997 and Chief Financial Officer of the Company since June 1996. He has also been Chief Financial Officer of CEG since November 1998. Mr. Heinsen also has been Chief Financial Officer and Senior Vice President of Finance of Sweetheart since March 1998 and Senior Vice President, Chief Financial Officer and Treasurer of SF Holdings since February 1998. Prior to joining the Company, Mr. Heinsen spent 21 years in a variety of corporate finance positions with The Chase Manhattan Bank, N.A.

        Mr. Lewchenko has been Vice President of Institutional Sales since February 1996. He was employed by the Scott Foodservice Division of Scott prior to its acquisition in March 1995. Previously with Scott and until his promotion by the Company, he had been National Sales Manager since 1995 and a Regional Sales Manager since 1990.

         Mr. Hollenbach has been Vice President of Operations since December 1998 and a Director of Operations since 1996. He was employed by the Chesapeake Consumer Products Company prior to its acquisition in December 1995 as Director of Operations and Finance since 1994 and in other management positions since 1989.

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

         Mr. Friedman has been Secretary and General Counsel of the Company since May 1996. He was a director of the Company from 1985 to January 1997. Mr. Friedman is also Secretary and General Counsel of CEG, SF Holdings, Sweetheart and Mannkraft Corporation and is a director of CEG. He was formerly a partner of Kramer Levin Naftalis & Frankel LLP, a New York City law firm.

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

          Mr. Chris Mehiel, the brother of Dennis Mehiel, has been a Director of the Company since January 1997. He also has been a director of SF Holdings since February 1998. Mr. Mehiel is a co-founder of Four M and has been Executive Vice President, Chief Operating Officer and a director of Four M since September 1995 and Chief Financial Officer from August 1997 until July 2000. He is an executive officer of the managing member of Fibre Marketing Group, LLC, the successor to Fibre Marketing Group, Inc., a waste paper recovery business in which Fonda has a 25% interest ("Fibre Marketing") a waste paper recovery business which he co-founded, and was President from 1994 to January 1996. From 1993 to 1994, Mr. Mehiel served as President and Chief Operating Officer of Mannkraft Corporation. From 1982 to 1992, Mr. Mehiel served as the President and Chief Operating Officer of Specialty Industries, Inc., a waste paper processing and container manufacturing company.

         Ms. Edith Mehiel, the former spouse of Dennis Mehiel, has been a Director of the Company since March 1, 2001.

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

         Mr. Scheinkman has been a Director of the Company since April 2000. Since January 2001, Mr. Scheinkman has been a member of the law firm of Epstein Becker and Green P.C. From January 1998 to December 2000, he was County Attorney of Westchester County, New York, Counsel to the County Executive and Board of Legislators. Prior thereto, Mr. Scheinkman was in private practice with Scheinkman, Fredman & Kosan LLP. Mr. Scheinkman was also Associate Minority Counsel to the New York Senate. He also serves as a director of NCO Portfolio Management, Inc.

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


Director Compensation

         Directors of Fonda who are not employees receive annual compensation of
(i) $12,000, (ii) $1,000 for each Board meeting attended, and (iii) $1,000 for each committee meeting attended which is not held on the date of a board meeting. Prior to Fiscal 2001, Directors also received 100 stock appreciation rights ("SARs") as part of their compensation. The Company's SAR program was terminated on September 14, 2000 and all SARs have been redeemed (See Note 11 of the Notes to The Financial Statements). Directors who are employees do not receive any compensation or fees for service on the Board of Directors or any committee thereof.


Item 11.      EXECUTIVE COMPENSATION

         The following table sets forth the compensation earned, whether paid or deferred, to the Company's Chief Executive Officer and its other four most highly compensated executive officers (collectively, the "Named Officers") for Fiscal 2001, Fiscal 2000, Fiscal 1999 for services rendered in all capacities to the Company during such periods. The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the named executive officers did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus or (ii) $50,000. Thus, such amounts are not reflected in the following table.

                                                    Summary Compensation Table

                                                       Annual Compensation
-----------------------------------------  ------------------------------------------    ---------------------------
                                                                                                         All Other
       Name and Principal                                     Salary         Bonus           SARs      Compensation
           Position                          Fiscal             ($)           ($)           (#)(1)         ($)(2)
-----------------------------------------  ----------       -----------   -----------    -----------  --------------
Dennis Mehiel
   Chairman and Chief Executive               2001            175,000       200,000              -            -
   Officer                                    2000            175,000       200,000              -            -
                                              1999            175,000        75,000              -            -

Thomas Uleau
   Executive Vice President and               2001             50,000        30,000              -            -
   Director                                   2000             50,000             -        126,516            -
                                              1999             50,000             -              -            -

Harvey L Freidman
   Secretary and General Counsel              2001            136,800        80,000              -            -
                                              2000            136,800       100,000              -            -
                                              1999            136,800        25,000              -            -

Hans Heinsen
   Senior Vice President - Finance,           2001            110,140        70,000              -       17,534
   Chief Financial Officer and Treasurer      2000            110,140             -         40,178        8,065
                                              1999            110,140             -              -       13,547

Robert Korzenski
   President and Chief Operating              2001            244,543       140,000              -       11,480
   Officer                                    2000            239,578       235,000        126,516       20,998  (3)
                                              1999            204,616        75,000              -       31,332  (4)

(1) The SAR Plan was terminated on September 14, 2000, effective as of October 1, 1999. No SARs were issued during Fiscal 2000 or 1999. All vested SARs were redeemed on September 20, 2000. See "--Stock Appreciation Rights".
(2) Reflects matching contributions by the Company under the Company's 401(k) Plans, long-term disability and life insurance premiums paid by the Company.
(3) Included in other compensation is $11,726 paid for relocation by the Company.
(4) Included in other compensation is $17,565 paid for relocation by the Company.

Stock Appreciation Rights

         On September 14, 2000 the Company terminated the SAR plan effective as of October 1, 1999. In total, 10,140 SARs were redeemed at their October 1, 1999 value from Named Officers at a total cost of $293,210. All unvested SARs held by Named Officers not redeemed by the Company were forfeited.

                                                                          SARs Outstanding at   Value of Outstanding
          Name               SARs Redeemed (#)      Value Realized ($)           FY end                  SARs
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Thomas Uleau                       3,900                 126,516                      -                      -

Hans Heinsen                       2,340                  40,178                      -                      -

Robert Korzenski                   3,900                 126,516                      -                      -


SF Holdings Stock Option Plan

         During Fiscal 2001, SF Holdings granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holding's common stock at the date of the grant. During the vesting period, these discounts of $0.1 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to SF Holding's stock options was $0.1 million for Fiscal 2001.


Employee Benefit Plans

         The Company provides certain union and non-union employees with retirement and disability income benefits under defined benefit pension plans. The Company's policy has been to fund annually the minimum contributions required by applicable regulations.

         On January 1, 1997, the Company adopted a defined contribution benefit plan. All non-union employees and certain union employees are covered under the Company's 401(k) savings and investment plans. Employee contributions are matched to varying amounts according to the plan as it relates to a particular facility and in addition, at the discretion of the Company. The Company also participates in multi-employer pension plans for certain of its union employees. See Note 16 of the Notes to The Financial Statements.


Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company is a wholly-owned subsidiary of SF Holdings which owns 100 shares of common stock of the Company. SF Holdings address is 373 Park Avenue South, New York, New York 10016. The following table sets forth certain information as of November 30, 2001, with respect to the shares of common stock of SF Holdings beneficially owned by each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding common stock of SF Holdings, the directors and named executive officers of the Company, and all directors and named executive officers of the Company, as a group.

                                                                     Percent
      Name of Beneficial Owner             Number of Shares         Ownership
 -------------------------------------   --------------------    --------------
 Dennis Mehiel
      373 Park Avenue South
      New York, NY 10016                        716,037       (1)     71.8%

 Thomas Uleau
      10100 Reisterstown Road
      Owings Mills, Maryland 21117               16,366       (2)      1.6%

 Directors and executive officers as a
      Group (5 persons)                         751,937       (3)     75.4%

(1) Includes 15,352 shares of Class A common stock of SF Holdings that would be issuable upon conversion of Class B Series 1 Preferred Stock held by CEG, 116,647 shares of Class A common stock of SF Holdings that would be issuable upon conversion of Class B Series 2 Preferred Stock, 71,515 shares underlying options to purchase Class A common stock of SF Holdings, which are presently exercisable, and 134,138 shares which Mr. Mehiel has the power to vote pursuant to a voting trust agreement.
(2) Includes 3,498 shares of Class A Common Stock of SF Holdings that would be issuable upon conversion of Class B Series 2 Preferred Stock and 3,333 shares underlying options to purchase Class D Common Stock of SF Holdings, which are presently exercisable.
(3) Includes an aggregate of 13,332 shares underlying options to purchase Class D Common Stock or SF Holdings which are presently exercisable.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         All of the affiliates referenced below are directly or indirectly under the common ownership of the Company's Chief Executive Officer. The Company believes that transactions entered into with related parties were negotiated on terms which are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         During Fiscal 2001, the Company sold $9.9 million of paper plates and $0.2 million of equipment rental to Sweetheart and $4.6 million of scrap paper to Fibre Marketing. Included in accounts receivable as of September 30, 2001 are $0.9 million due from Sweetheart and $0.8 million due from Fibre Marketing. Other sales to affiliates, if any, during Fiscal 2001 were not significant.

         During Fiscal 2001, the Company purchased $21.7 million of cups from Sweetheart, $0.5 million of corrugated containers from Box USA a company in which the Company's Chief Executive Officer, owns in excess of 10% of its outstanding capital stock and $0.5 million of travel services from Emerald Lady, Inc. ("Emerald Lady"), a company wholly owned by the Company's Chief Executive Officer. Included in accounts payable, as of September 30 2001, is $1.8 million due to Sweetheart. Other purchases from affiliates, if any, during Fiscal 2001 were not significant.

         At September 30, 2001, the Company had loans receivable from its Chief Executive Officer totaling $0.3 million plus accrued interest at 5.06%. At September 24, 2000, the Company had loans receivable from its Chief Executive Officer totaling $0.3 million plus accrued interest at 10%. During Fiscal 1999, the Company had a $0.2 million loan receivable with another executive officer plus accrued interest at 5.39% which was paid in full in June 1999. The loans are payable upon demand.

         During Fiscal 2000, the Company sold $11.1 million of paper plates, $0.2 million of equipment rental and $0.5 million of other services to Sweetheart and $6.8 million of scrap paper to Fibre Marketing. Included in accounts receivable as of September 24, 2000 are $2.2 million due from Sweetheart and $1.1 million due from Fibre Marketing. Other sales to affiliates, if any, during Fiscal 2000 were not significant.

         During Fiscal 2000, the Company purchased $15.9 million of paper cups from Sweetheart, $1.7 million of corrugated containers from Box USA and $0.5 million of travel services from Emerald Lady. Included in accounts payable, as of September 24, 2000, is $1.6 million due to Sweetheart. Other purchases from affiliates, if any, during Fiscal 2000 were not significant.

         During Fiscal 2000, the Company sold certain paper cup machines to Sweetheart at a fair market value of $1.3 million. The gain on the sale of equipment resulted in a credit to equity of $1.0 million. Independent appraisals were obtained to determine the fairness of the purchase price.

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

         During Fiscal 1999, the Company purchased $6.8 million of cups from Sweetheart, $1.8 million of corrugated containers from Box USA and $0.5 million of travel services from Emerald Lady. Included in accounts payable, as of September 26, 1999, is $0.6 million due to Sweetheart. Other purchases from affiliates, if any, during Fiscal 1999 were not significant.

         During Fiscal 1999, the Company purchased certain paper plate manufacturing assets from Sweetheart for $2.4 million. Also in Fiscal 1999, the Company entered into a five year operating lease with Sweetheart, whereby the Company leases certain paper cup manufacturing assets to Sweetheart with a net book value of $1.3 million for annual lease income of $0.2 million. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms.

         The Company leases a building in Jacksonville, Florida from the Company's Chief Executive Officer. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, the Chief Executive Officer can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated it operations at this facility and is currently subleasing the entire facility. Four M Corporation ("Four M") subleased a portion of this facility through May 1998 and again from October 1999 through February 2000. Rent expense, net of sublease income on the portion of the premises subleased to Four M during Fiscal 2001 was less than $0.2 million, Fiscal 2000 and was less than $0.2, and was $0.1 million in Fiscal 1999.

         During Fiscal 1998, the Company entered into an agreement with SF Holdings whereby the Company acquired for $7.0 million substantially all of SF Holding's rights under a Management Services Agreement dated August 31, 1993, as amended, and pursuant to which the Company has the right, subject to the direction of the board of directors of Sweetheart, to manage Sweetheart's day-to-day operations. In consideration of the Company's performance of services, the Company is entitled to receive management fees from Sweetheart of $0.7 million, $0.9 million and $1.1 million in the first, second and third years, respectively, and $1.6 million per year for the remaining term of the Management Services Agreement. The $7.0 million payment is included in other assets and is being amortized over the term of such agreement. Management fee income, net of amortization was $0.7 million in Fiscal 2001 and $0.5 million in Fiscal Years 2000 and 1999.

         The Company had a 38.2% ownership in Fibre Marketing, a waste paper recovery business. The Company granted Sweetheart the right to acquire 50% of the Company's interest in Fibre Marketing for $0.1 million. During Fiscal 2000, the Company sold a 13.2% interest in Fibre Marketing to Mehiel Enterprises, Inc. for $0.1 million. The Company retains a 25% ownership interest in Fibre Marketing. The Company accounts for its ownership interest using the equity method. During Fiscal 2001, 2000 and 1999 the Company recorded a loss of $67,000, income of $241,000, and a loss of $43,000, respectively.



                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)       The following documents are filed as a part of this report:

        1. The financial statements listed in the "Index to The Financial Statements."

        2. The financial statement schedule listed in the "Index to Financial Statement Schedule."

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

        3.1     Certificate of Incorporation of the Company.
        3.2     Amended and Restated By-laws of the Company.
        4.1 Indenture, dated as of February 27, 1997, between the Company and the Bank of New York.
        4.2 Form of 9 1/2% Series A and Series B Senior Subordinated Notes, dated as of February 27, 1997(incorporated by reference to
                Exhibit 4. 1).
        4.3 Registration Rights Agreement dated as of February 27, 1997, among the Company, Bear Steams & Co. Inc. and Dillon, Read & Co. Inc. (the "Initial Purchasers").

        10.1 Second Amended and Restated Revolving Credit and Security Agreement- dated as of February 27, 1997, among the Company, the financial institutions party thereto and IBJ Schroder Bank & Trust Company, as agent
        10.2 Stock Purchase Agreement dated as of October 13, 1995, between the Company and Chesapeake Corporation.
        10.3 Asset Purchase Agreement dated as of October 13, 1995, between the Company and Alfred Bleyer & Co., Inc.
        10.4 Asset Purchase Agreement dated as of March 22, 1996, among James River Paper Company, Inc.("James River"), the Company and Newco (the "James River Agreement").
        10.5    First  Amendment  to the  James  River  Agreement   dated as  of
                May 6, 1996,  among James  River,  the Company and Newco.
        10.6    Indenture  of Lease  between Dennis Mehiel and the Company dated as of January 1, 1995.
        10.7 Assignment and Assumption Agreement dated as of March 12, 1998 between the Company and SF Holdings.
        10.8 Tax Sharing Agreement, dated as of March 12, 1998 between SF Holdings and the Company.
        10.10 Asset Purchase Agreement dated as of December 6, 1999 between CEG and the Company.
        10.11 Amendment No. 4 to the Second Amended and Restated Revolving Credit and Security Agreement dated as of January 12, 2000, among the Company, the financial institutions party thereto and IBJ Whitehall Business Credit Corporation as successor to IBJ Schroder Bank & Trust Company, as agent.
        10.12 Amendment No. 5 to the Second Amended and Restated Revolving Credit and Security Agreement dated as of February 28, 2000, among the Company, the financial institutions party thereto and IBJ Whitehall Business Credit Corporation as successor to IBJ Schroder Bank & Trust Company, as agent.
        10.13* Amendment No. 4 and Restated Revolving Credit, Term Loan and Security Agreement dated as of August 28, 2001, among the
                Company, the financial institutions party thereto and IBJ Whitehall Business Credit Corporation, as agent.
        27.1*    Financial Data Schedule.

         * filed herein.

(b)       Current Reports on Form 8-K

            A report on Form 8-K was filed on September 17, 2001 under Item 9.

            A report on Form 8-K was filed on September 19, 2001 under Item 9.

                        INDEX TO THE FINANCIAL STATEMENTS



                                                                            Page

Independent Auditors' Report                                                 24

Balance Sheets as of September 30, 2001 and September 24, 2000               25

Statements of Operations and Other Comprehensive Income (Loss)
             for Fiscal Years 2001, 2000 and 1999                            26

Statements of Cash Flows for Fiscal Years 2001, 2000 and 1999                27

Statements of Shareholders' Equity for Fiscal Years 2001, 2000 and 1999      28

Notes to the Financial Statements                                            29

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
The Fonda Group, Inc.


         We have audited the accompanying balance sheets of The Fonda Group, Inc. (the "Company") as of September 30, 2001 and September 24, 2000, and the related statements of operations and other comprehensive income (loss), shareholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2001 and September 24, 2000, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
November 19, 2001

                              THE FONDA GROUP, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                           September 30,     September 24,
                                                                2001              2000
                                                         ----------------- -----------------

                                 Assets
Current assets:
  Cash and cash equivalents                                  $   2,023         $   1,413
  Receivables, less allowances of $950 and $1,459               58,886            50,927
  Inventories                                                   62,944            63,145
  Deferred income taxes                                          6,918             8,044
  Spare parts                                                    2,699             2,523
  Other current assets                                           8,110             6,086
                                                             ----------        ----------
    Total current assets                                       141,580           132,138

Property, plant and equipment, net                              54,249            49,280
Goodwill, net                                                   29,790            18,373
Due from SF Holdings                                            17,898            18,441
Other assets                                                    15,356            12,144
                                                             ----------        ----------

    Total assets                                             $ 258,873         $ 230,376
                                                             ==========        ==========

                  Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                           $  14,455         $  15,679
  Accrued payroll and related costs                             12,745            12,302
  Other current liabilities                                     21,478            19,370
  Current portion of long-term debt                              3,113            41,425
                                                             ----------        ----------
    Total current liabilities                                   51,791            88,776

Commitments and contingencies (See Notes)

Deferred income taxes                                            4,334             5,043
Long-term debt                                                 181,702           120,453
Other liabilities                                                  978             1,212
                                                             ----------        ----------

    Total liabilities                                          238,805           215,484
                                                             ----------        ----------

Shareholders' equity:
  Common stock - Par value $.01 per share; 1,000
    shares authorized; 100 shares issued and outstanding             -                 -
  Additional paid-in capital                                     1,083             1,022
  Retained earnings                                             19,176            13,895
  Accumulated other comprehensive loss                            (191)              (25)
                                                             ----------        ----------

    Total shareholders' equity                                  20,068            14,892
                                                             ----------        ----------

    Total liabilities and shareholders' equity               $ 258,873         $ 230,376
                                                             ==========        ==========


               See accompanying Notes to the Financial Statements.

                              THE FONDA GROUP, INC.
                            STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                               Fiscal
                                               -------------------------------------
                                                  2001         2000         1999
                                               -----------  -----------  -----------
Net sales                                       $ 366,969    $ 351,699    $ 329,259
Cost of sales                                     295,480      284,252      269,813
                                                ----------   ----------   ----------

  Gross profit                                     71,489       67,447       59,446

Selling, general and administrative expenses       47,288       47,707       51,073
Restructuring expense                                 504          650            -
Other  income, net                                   (669)        (255)        (606)
                                                ----------   ----------   ----- ----

  Operating income                                 24,366       19,345        8,979

Interest expense, net of interest income
  of $30,$275 and $498                             15,400       15,783       16,742
                                                ----------   ----------   ----------

  Income (loss) before income tax
    expense (benefit)                               8,966        3,562       (7,763)

Income tax expense (benefit)                        3,685        1,558       (2,388)
                                                ----------   ----------   ----------

  Net income (loss)                             $   5,281    $   2,004    $  (5,375)
                                                ==========   ==========   ==========

Other comprehensive income (loss):

  Net income (loss)                             $   5,281    $   2,004    $  (5,375)
  Minimum pension liability adjustment
  (net of income tax expense (benefit) of
  ($111), ($69) and $53)                             (166)        (104)          79
                                                ----------   ----------   ----------

  Comprehensive income (loss)                   $   5,115    $   1,900    $  (5,296)
                                                ==========   ==========   ==========

               See accompanying Notes to the Financial Statements.

                              THE FONDA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           Fiscal
                                                            ------------------------------------
                                                               2001         2000         1999
                                                            ----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                          $  5,281     $  2,004     $ (5,375)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                               8,350        7,374        6,598
    Deferred income tax expense (benefit)                       1,072          192       (1,826)
    Loss (gain) on sale of assets                                  36          202          (72)
    Changes in operating assets and liabilities (net of
      business acquisitions):
    Receivables                                                (3,826)      (3,218)         954
    Inventories                                                 6,025       (3,020)      (3,930)
    Accounts payable                                           (1,820)       5,885        2,942
    Redemption of stock appreciation rights                         -         (504)           -
    Other, net                                                 (4,420)      (3,233)       4,008
                                                             ---------    ---------    ---------
      Net cash provided by operating activities                10,698        5,682        3,299
                                                             ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                   (5,213)      (3,441)     (12,379)
  Payments for  business acquisitions                         (28,467)           -            -
  Due to/from SF Holdings                                         543      (30,449)     (10,722)
  Proceeds from sale of property, plant and equipment             112          562          762
                                                             ---------    ---------    ---------
      Net cash used in investing activities                   (33,025)     (33,328)     (22,339)
                                                             ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities                      23,652       29,000       11,710
  Repayments of other debt                                       (715)        (565)        (576)
                                                             ---------    ---------    ---------
      Net cash provided by financing activities                22,937       28,435       11,134
                                                             ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                     610          789       (7,906)

                                                             ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, beginning of year                    1,413          624        8,530
                                                             ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of year                       $  2,023     $  1,413     $    624
                                                             =========    =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                          $ 15,138     $ 15,099     $ 15,949
                                                             =========    =========    =========

      Income taxes paid                                      $  2,053     $    701     $  2,528
                                                             =========    =========    =========


               See accompanying Notes to the Financial Statements.

                              THE FONDA GROUP, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                           Accumulated
                                             Additional                      Other             Total
                                  Common      Paid-In       Retained     Comprehensive     Shareholders'
                                  Stock       Capital       Earnings     Income (Loss)         Equity
                                ---------- -------------- ------------ ------------------ -----------------
Balance, September 28, 1998         $  -        $   -       $ 17,266         $    -           $ 17,266

Net loss                               -            -         (5,375)             -             (5,375)
Minimum pension liability
  adjustment                           -            -              -             79                 79
                                  ------      -------       ---------        -------          ---------

Balance, September 26, 1999            -            -         11,891             79             11,970

Net income                             -            -          2,004              -              2,004
Elimination of gain on
  equipment sold to related
  party                                -        1,022              -              -              1,022
Minimum pension liability
 adjustment                            -            -              -           (104)              (104)
                                  ------      -------       ---------        -------          ---------

Balance, September 24, 2000            -        1,022         13,895            (25)            14,892

Net income                             -            -          5,281              -              5,281
Equity based compensation              -           61              -              -                 61
Minimum pension liability
  adjustment                           -            -              -           (166)              (166)
                                  ------      -------       ---------        -------          ---------

Balance, September 30, 2001       $    -      $ 1,083       $ 19,176         $ (191)          $ 20,068
                                  ======      =======       =========        =======          =========


               See accompanying Notes to The Financial Statements.

                              THE FONDA GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

         On March 12, 1998, all of the outstanding shares of The Fonda Group, Inc. (the "Company") were converted into shares of SF Holdings Group, Inc. ("SF Holdings"), a Delaware corporation principally owned by the majority stockholder of the Company, pursuant to a merger whereby the stockholders of the Company became stockholders of SF Holdings and the Company became a wholly-owned subsidiary of SF Holdings (the "Merger"). The Company is one of the leading converters and marketers of a broad line of paperboard and tissue based disposable foodservice products.


1.    SIGNIFICANT ACCOUNTING POLICIES

         Business Segments - The Company operates within one business segment and accordingly does not report multiple business segments. Identification of net sales by product and service or group of similar products and services is not available.

         Fiscal Year End - The Company's fiscal year is the 52 or 53 week period ending on the last Sunday in September. Fiscal 2001 is the 53 week period ended September 30, 2001. Fiscal 2000 is the 52 week period ended September 24, 2000. Fiscal 1999 is the 52 week period ended September 26, 1999.

         Cash, including Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash overdrafts are reclassified to accounts payable and accrued payroll and related costs.

         Inventories - Inventories are stated at the lower of cost or market, using the first-in first-out method.

         Property, Plant and Equipment - Property, plant and equipment is recorded at cost, less accumulated depreciation or fair market value for business acquisitions. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets.

         The asset lives of buildings range between 10 and 40 years. The asset lives of machinery and equipment range between 2 and 12 years and the asset lives of leasehold improvements range between 5 and 15 years.

         Costs related to construction in progress are accumulated as incurred and transferred to property, plant and equipment when put into service, at which time, the asset is depreciated over its useful life.

         Revenue Recognition - Revenue is recognized upon shipment of product and when collectability is reasonably assured. The Company's sales are evidenced and the sales price fixed based upon either a purchase order, contract or buying agreement with the customer. The Company's freight terms are either FOB shipping point or freight prepaid by the customer. The customer may also be eligible for promotional incentives or rebates. The Company at the time of sale records a reserve for promotional allowances, rebates and other discounts based on historical experience, which are charged to net sales.

         Shipping and Handling Costs - Amounts billed to customers in sales transactions related to shipping and handling, if any, are included in net sales. Shipping and handling costs incurred by the Company are included in cost of sales.

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

         Income Taxes - Deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. SF Holdings and the Company will file a consolidated federal income tax return and pursuant to a tax sharing agreement, the Company will pay SF Holdings its allocable share of the consolidated group's federal income tax liability, which is generally equal to the tax liability the Company would have paid if it had filed separate tax returns.

         Reclassifications - Certain prior year balances have been reclassified to conform with the current presentation.

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

         At September 30, 2001 and September 24, 2000, $0.3 million and $0.2 million, respectively, of unamortized catalog costs were included in other current assets. Advertising expense was $0.2 million in Fiscal 2001, $0.2 million in Fiscal 2000 and $0.1 million in Fiscal 1999. Catalog expense was $0.4 million in Fiscal 2001, $0.6 million in Fiscal 2000 and $0.7 million in Fiscal 1999.

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

         As of September 30, 2001 and September 24, 2000, the Company had $0.5 million in minimum license guarantees and advance royalties, net of reserves, respectively. Future minimum royalty payments are $0.4 million in 2002 and $0.1 million thereafter.

         Concentration of Credit Risk - Financial instruments, which potentially subject the Company to credit risk, consist principally of receivables. Concentration of credit risk with respect to receivables is considered to be limited due to the Company's customer base and the diversity of its geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains a provision for probable credit losses based upon expected collectability of all receivables.

         Impact of Recently Issued Accounting Standards - In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements:
Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet. The Company has adopted SFAS No. 141 and is currently evaluating the impact of SFAS No. 142 on its financial statements.

         In October 2001, the FASB issued pronouncement SFAS No. 144 Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principals Board Opinion
("APB") No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company is currently evaluating the impact of SFAS No. 144 on its financial statements.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the balance sheet. The Company adopted SFAS No. 133 effective September 25, 2000. The adoption of SFAS No. 133 did not have an impact on the financial statements.

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting fiscal years. Actual results could differ from those estimates.


2.    INVENTORIES

         The components of inventories are as follows (in thousands):

                                     September 30,      September 24,
                                         2001               2000
                                   -----------------  ----------------

Raw materials and supplies            $ 17,948            $ 19,723
Finished  products                      44,384              42,732
Work in progress                           612                 690
                                      --------            --------
          Total inventories           $ 62,944            $ 63,145
                                      ========            ========

3.    INCOME TAXES

         The income tax provision (benefit) includes the following components (in thousands):

                                                       Fiscal
                                         ---------------------------------
                                            2001        2000       1999
                                         ----------  ---------  ----------
Current:
  Federal                                 $  2,344    $ 1,026    $   (866)
  State                                        269        340         304
                                          --------    -------    ---------
    Total current                            2,613      1,366        (562)
                                          --------    -------    ---------

Deferred:
  Federal                                      904        167      (1,453)
  State                                        168         25        (373)
                                          --------    -------    ---------
    Total deferred                           1,072        192      (1,826)
                                          --------    -------    ---------
    Total income tax provision (benefit)  $  3,685    $ 1,558    $ (2,388)
                                          ========    =======    =========

         The effective tax rate varied from the U.S. Federal tax rate of 35% for Fiscal 2001, Fiscal 2000 and Fiscal 1999:

                                       Fiscal
                               ----------------------
                                2001    2000    1999
                               ------  ------  ------

U.S. Federal tax rate            35%     35%     35%
State income taxes, net of
  U.S. Federal tax impact         5       6       -
Non-deductible goodwill           1       2      (1)
Meals and entertainment           -       1      (1)
Other                             -       -      (2)
                                 ---     ---     ---
  Effective tax rate             41%     44%     31%
                                 ===     ===     ===

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):


                                                                   September 30,    September 24,
                                                                       2001             2000
                                                                  ---------------  ---------------
Assets:
  Capitalized inventory costs                                         $    748         $    948
  Allowance for doubtful accounts receivable and related  reserves       1,000            2,105
  Accrual for health insurance and other employee benefits               2,317            2,408
  Inventory and sales related reserve                                    3,542            3,005
  Pension reserve                                                          434               14
  Benefit of tax carryforwards                                             184              325
  Other                                                                    273               83
                                                                      ---------        ---------
                                                                         8,498            8,888
                                                                      ---------        ---------

Liabilities:
  Depreciation                                                          (5,914)          (5,801)
  Other                                                                      -              (86)
                                                                      ---------        ---------
                                                                        (5,914)          (5,887)
                                                                      ---------        ---------
Net deferred tax assets                                               $  2,584         $  3,001
                                                                      =========        =========

         The  tax  benefit   carryforward   primarily   relates  to   charitable
contribution carryforwards which will expire in 2005.


4.    OTHER CURRENT ASSETS

         The components of other current assets are as follows (in thousands):

                              September 30,        September 24,
                                 2001                  2000
                             ---------------      ---------------

Vendor receivable               $ 3,141              $ 2,637
Prepaid expenses                  4,951                2,125
Other                                18                1,324
                                -------              -------

  Total other current assets    $ 8,110              $ 6,086
                                =======              =======


5.    PROPERTY, PLANT AND EQUIPMENT

         The Company's major classes of property, plant and equipment, net are as follows (in thousands):

                                         September 30,    September 24,
                                             2001             2000
                                        ---------------  ---------------

Land and building                          $ 24,045         $ 22,300
Machinery and equipment                      56,473           48,091
Leasehold improvements                          678              656
Construction in progress                      3,503            3,148
                                           --------         --------

  Total property, plant and equipment        84,699           74,195

Less - accumulated depreciation              30,450           24,915
                                           --------         --------

    Property, plant and equipment, net     $ 54,249         $ 49,280
                                           ========         ========

         Depreciation expense was $5.8 million in Fiscal 2001, $5.2 million in Fiscal 2000 and $4.5 million in Fiscal 1999. In addition, property, plant and equipment includes buildings under capital lease at a cost of $2.4 million and a net book value of $1.5 million at September 30, 2001 and a cost of $2.2 million and a net book value of $1.4 million at September 24, 2000.


6.    ACQUISITIONS


         On August 28, 2001, the Company consumated the purchased of substantially all of the property, plant and equipment, intangibles and net working capital of the consumer division of Dopaco, Inc. ("Dopaco") located in El Cajon, California (the "Dopaco Acquisition"). In addition, pursuant to the Dopaco Agreement, the Company assumed the liabilities and obligations of Dopaco arising under purchased contracts and leases. Dopaco's consumer division manufactures coated and uncoated white and decorated paper plates, bowls and lunch bags and serves primarily the private label markets of major west coast based grocery chains. The aggregate purchase price was $21.8 million, subject to post closing working capital adjustments, which was funded through a bank financing. The Dopaco Acquisition has resulted in goodwill of $9.5 million. As a result of the potential post closing working capital adjustment, the final calculation of which the Company expects to be completed within one year, amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of the Company that is not currently available.

         On September 25, 2000, pursuant to an asset purchase agreement dated August 9, 2000 (the "Springprint Agreement"), the Company purchased substantially all of the property, plant and equipment, intangibles and net working capital of Springprint Medallion, a division of Marcal Paper Mills, Inc. ("Springprint"). In addition, pursuant to the Springprint Agreement, the Company has assumed the liabilities and obligations of Springprint arising under contracts or leases that are either assets purchased by the Company or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $6.7 million, which was paid in cash. The Springprint acquisition has resulted in goodwill of $3.2 million.

         The above acquisitions have been accounted for under the purchase method and their results have been included in the statements of operations since the respective dates of acquisition. Goodwill amortization was $1.3 million in Fiscal 2001, $1.0 million in Fiscal 2000 and $1.2 million in Fiscal 1999. Accumulated amortization was $5.3 million and $4.0 million at September 30, 2001 and September 24, 2000, respectively. The inclusion of these acquisitions within the financial statements presented had a minimal impact on the Company's pro forma results.

         On December 3, 1999, Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of SF Holdings pursuant to a merger (the "CEG Merger"). On December 6, 1999, pursuant to the CEG Asset Purchase Agreement, the Company purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights and customer lists. The Company and CEG are under common control, and therefore, the transaction has been accounted for in a manner similar to pooling-of-interests. The financial statements have been restated for all period presented to include the balance sheet and results of operations of CEG. CEG's net assets and liabilities that were not acquired by the Company pursuant to the CEG Asset Purchase Agreement were acquired by SF Holdings and have been classified as "Due to/from SF Holdings".


7.    OTHER ASSETS

         The components of other assets are as follows (in thousands):

                                   September 30,   September 24,
                                       2001            2000
                                  --------------  ---------------

Management service agreement, net
  (Note 13)                          $  5,201        $  5,900
Debt issuance costs, net                3,071           3,226
Other                                   7,084           3,018
                                     --------        --------

  Total other assets                 $ 15,356        $ 12,144
                                     ========        ========

         Amortization of debt issuance costs was $0.5 million, $0.6 million and $0.6 million for Fiscal 2001, 2000 and 1999, respectively and is included in interest expense.

8.    OTHER CURRENT LIABILITIES

         The components of other current liabilities are as follows (in thousands):

                                     September 30,    September 24,
                                         2001             2000
                                    ---------------  ----------------

Promotional  allowances                $  8,573         $  7,651
Due to other affiliates                   1,832            1,676
Freight payable                           1,481            1,467
Interest payable                          1,203            1,426
Other                                     8,389            7,150
                                       --------         --------

  Total other current liabilities      $ 21,478         $ 19,370
                                       ========         ========


9.    LONG-TERM DEBT

         Long-term debt, including amounts payable within one year, is as follows (in thousands):

                                           September 30,     September 24,
                                               2001              2000
                                          ----------------  ---------------

Senior Subordinated Notes                    $ 120,000         $ 120,000
Revolving credit agreement                      64,362            40,710
Other                                              453             1,168
                                             ---------         ---------

  Total debt                                   184,815           161,878

Less - Current portion of long-term debt         3,113            41,425
                                             ---------         ---------

  Total long-term debt                       $ 181,702         $ 120,453
                                             =========         =========

         The aggregate annual maturities of long-term debt at September 30, 2001 are as follows (in thousands):

                  Fiscal 2002                $   3,113
                  Fiscal 2003                    3,118
                  Fiscal 2004                   58,486
                  Fiscal 2005                       98
                  Fiscal 2006                        -
                  Thereafter                   120,000
                                             ---------

                                             $ 184,815
                                             =========

         In Fiscal 1997, the Company issued $120 million of 9-1/2% Series A Senior Subordinated Notes due 2007 (the "Notes") with interest payable semi-annually. Payment of the principal and interest is subordinate in right to payment of the Credit Facility. The Company may, at its election, redeem the Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.750% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The Notes provide that upon the occurrence of a change of control (as defined therein), the holders thereof will have the option to require the redemption of the Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

         On August 28, 2001, the Company refinanced its credit facility to provide for a revolving credit facility, subject to borrowing base limitations of up to $65 million through August 26, 2004, and a term loan in an amount of $15 million that requires equal monthly principal payments of $0.3 million through August 2004 with the balance due on August 26, 2004 (the "Credit Facility"). The Credit Facility is collateralized by all of the Company's receivables, inventories, and equipment, certain general intangibles and other property, and the proceeds on the sale of receivables and inventories. Borrowings under the revolving credit facility bear interest at the bank's prime rate plus 0.50% or at LIBOR plus 2.50% at the election of the Company. Borrowings under the term loan bear interest at the bank's prime rate plus 0.75% or at LIBOR plus 2.75% at the election of the Company. As of September 30, 2001, the bank's prime rate was 6.00%, and the LIBOR rate was 2.64%. In Fiscal 2001, the weighted average interest rate for the Credit Facility was 7.70%. At September 30, 2001, $49.6 million was outstanding and $15.4 million was the maximum remaining advance available based upon eligible collateral.

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


10.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The fair value of the Company's Senior Subordinated Notes is estimated to be $3.6 million lower than the carrying value at September 30, 2001 and $20.4 million lower than the carrying value at September 24, 2000 based on independent third party information.


11.   SHAREHOLDERS' EQUITY

         On September 14, 2000, the Company terminated the Stock Appreciation Unit Plan (the "SAR Plan") effective as of October 1, 1999. In total, 24,780 SARs were redeemed at a total cost to the Company of $0.5 million. The SAR Plan had provided for the granting of up to 200,000 units to key executives of the Company. A grantee was entitled to the appreciation in a unit's value from the date of the grant to the date of its redemption. Unit value was based upon a formula consisting of net income (loss) and book value criteria and grants vested over a five-year period. The Company granted 26,540 units in Fiscal 1998 and 1997 at an aggregate value on the dates of grant of $1.3 million. There were no units granted in Fiscal Years 2000 or 1999. No compensation expense was required to be recorded in Fiscal Years 2000 and 1999. As of September 20, 2000, all vested units had been redeemed and all unvested units were cancelled.

12.   SF HOLDINGS STOCK OPTION PLAN

         During Fiscal 2001, SF Holdings granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holding's common stock at the date of the grant. During the vesting period, these discounts of $0.1 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to SF Holding's stock options was $61,000 for Fiscal 2001.

         A summary of SF Holdings stock option transactions involving employees of the Company are as follows:

                                   SF Holdings     Weighted Average
                                  Stock Options    Exercised Price
                                 ---------------  ------------------
Outstanding, September 25, 2000      $     -          $      -
  Granted                              4,903            118.45
                                     -------          --------
Outstanding, September 30, 2001        4,903          $ 118.45
                                     =======          ========

         The following table summarizes information about SF Holdings stock options granted to employees of the Company, outstanding at September 30, 2001:

                                     Options Outstanding                      Options Exercisable
                    ----------------------------------------------------  ---------------------------
                                         Weighted                                           Weighted
                         Number           Average          Weighted            Number        Average
      Range of       Outstanding as    Remaining Life       Average         Exercisable     Exercise
  Exercise Prices     of 09/30/01         (Years)        Exercise Price    as of 9/30/01      Price
 -----------------  ----------------  ----------------  ----------------  ---------------  ----------
      $ 93.75            2,348              2.1             $  93.75              -            $ -
       141.14            2,555              2.1               141.14              -              -
                         -----              ---             --------             --            ---
                         4,903              2.1             $ 118.45              -            $ -
                         =====              ===             ========             ==            ===

         The Company applies APB No. 25 and related interpretations in accounting for SF Holdings stock options granted to employees of the Company. Had compensation costs for SF Holdings stock options been determined based on fair value at the option grant dates, in accordance with the provisions of SFAS No. 123, the Company's net income for Fiscal 2001 would have been reduced to the pro forma amount indicated below (in thousands):

             Net income:
               As reported                           $    5,281
               Pro forma                             $    5,266

         The weighted average fair value of the SF Holdings stock options, was $0.2 million in Fiscal 2001 estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: dividend yield of zero, risk-free interest rate of 2.75%, and expected life of option grants of 3 years. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future pro forma effects.


13.   RELATED PARTY TRANSACTIONS

         All of the affiliates referenced below are directly or indirectly under the common ownership of the Company's Chief Executive Officer. The Company believes that transactions entered into with related parties were negotiated on terms which are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         During Fiscal 2001, the Company sold $9.9 million of paper plates and $0.2 million of equipment rental to the Company's affiliates, Sweetheart Holdings, Inc. ("Sweetheart Holdings") and Sweetheart Cup Company Inc. ("Sweetheart Cup") (collectively, "Sweetheart") and $4.6 million of scrap to Fibre Marketing. Included in accounts receivable as of September 30, 2001 are $0.9 million due from Sweetheart and $0.8 million due from Fibre Marketing. Other sales to affiliates, if any, during Fiscal 2001 were not significant.

         During Fiscal 2001, the Company purchased $21.7 million of cups from Sweetheart, $0.5 million of corrugated containers from Box USA ("Box USA") formerly Four M Corporation ("Four M"), a converter and seller of interior packaging, corrugated sheets and corrugated containers and $0.5 million of travel services from Emerald Lady, Inc. ("Emerald Lady"), a company wholly owned by the Company's Chief Executive Officer. Included in accounts payable, as of September 30 2001, is $1.8 million due to Sweetheart. Other purchases from affiliates, if any, during Fiscal 2001 were not significant.

         At September 30, 2001, the Company had loans receivable from its Chief Executive Officer totaling $0.3 million plus accrued interest at 5.06%. At September 24, 2000, the Company had loans receivable from its Chief Executive Officer totaling $0.3 million plus accrued interest at 10%. During Fiscal 1999, the Company had a $0.2 million loan receivable with another executive officer plus accrued interest at 5.39% which was paid in full in June 1999. The loans are payable upon demand.

         During Fiscal 2000, the Company sold $11.1 million of paper plates, $0.2 million of equipment rental and $0.5 million of other services to Sweetheart and $6.8 million of scrap to Fibre Marketing. Included in accounts receivable as of September 24, 2000 are $2.2 million due from Sweetheart and $1.1 million due from Fibre Marketing. Other sales to affiliates, if any, during Fiscal 2000 were not significant.

         During Fiscal 2000, the Company purchased $15.9 million of paper cups from Sweetheart, $1.7 million of corrugated containers from Box USA and $0.5 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of September 24, 2000, is $1.6 million due to Sweetheart. Other purchases from affiliates, if any, during Fiscal 2000 were not significant.

         During Fiscal 2000, the Company sold certain paper cup machines to Sweetheart at a fair market value of $1.3 million. The gain on the sale of equipment resulted in a credit to equity of $1.0 million. Independent appraisals were obtained to determine the fairness of the purchase price.

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

         During Fiscal 1999, the Company purchased $6.8 million of cups from Sweetheart, $1.8 million of corrugated containers from Box USA and $0.5 million of travel services from Emerald Lady. Included in accounts payable, as of September 26, 1999, is $0.6 million due to Sweetheart. Other purchases from affiliates, if any, during Fiscal 1999 were not significant.

         During Fiscal 1999, the Company purchased certain paper plate manufacturing assets from Sweetheart for $2.4 million. Also in Fiscal 1999, the Company entered into a five year operating lease with Sweetheart, whereby the Company leases certain paper cup manufacturing assets to Sweetheart with a net book value of $1.3 million for annual lease income of $0.2 million. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms.

         The Company leases a building in Jacksonville Florida from the Company's Chief Executive Officer. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, the Chief Executive Officer can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated it operations at this facility and is currently subleasing the entire facility. Four M Corporation ("Four M") subleased a portion of this facility through May 1998 and again from October 1999 through February 2000. Rent expense, net of sublease income on the portion of the premises subleased to Four M during Fiscal 2001 was less than $0.2 million, Fiscal 2000 was less than $0.2, and through May 1998 was $0.1 million in Fiscal 1999.

         During Fiscal 1998, the Company entered into an agreement with SF Holdings whereby the Company acquired for $7.0 million substantially all of SF Holding's rights under a Management Services Agreement dated August 31, 1993, as amended, and pursuant to which the Company has the right, subject to the direction of the board of directors of Sweetheart, to manage Sweetheart's day-to-day operations. In consideration of the Company's performance of services, the Company is entitled to receive management fees from Sweetheart of $0.7 million, $0.9 million and $1.1 million in the first, second and third years, respectively, and $1.6 million per year for the remaining term of the Management Services Agreement. The $7.0 million payment is included in other assets and is being amortized over the term of such agreement. Management fee income, net of amortization was $0.7 million in Fiscal 2001 and $0.5 million in Fiscal Years 2000 and 1999.

         The Company had a 38.2% ownership in Fibre Marketing, a waste paper recovery business. The Company granted Sweetheart the right to acquire 50% of the Company's interest in Fibre Marketing for $0.1 million. During Fiscal 2000, the Company sold a 13.2% interest in Fibre Marketing to Mehiel Enterprises, Inc. for $0.1 million. The Company retains a 25% ownership interest in Fibre Marketing. The Company accounts for its ownership interest using the equity method. During Fiscal 2001, 2000 and 1999, the Company recorded a loss of $67,000, income of $241,000, and a loss of $43,000, respectively.


14.   LEASE COMMITMENTS

         The Company leases certain facilities and equipment under operating leases. Future minimum payments under non-cancellable operating leases with remaining terms of one year or more are $4.1 million in Fiscal 2002, $3.1 million in Fiscal 2003, $2.5 million in Fiscal 2004, $2.3 million in Fiscal 2005, $2.1 million in Fiscal 2006 and $7.3 million thereafter.

         Rent expense was $5.9 million in Fiscal 2001, $6.6 million in Fiscal 2000 and $7.4 million in Fiscal 1999.

         The Company leases a warehouse facility in Williamsburg, Pennsylvania which is being accounted for as a capital lease. The term of this lease is 15 years, expiring in Fiscal 2005. The initial cost of the lease was $2.2 million. The future minimum lease payments are $0.1 million in Fiscal 2002, Fiscal 2003, Fiscal 2004 and Fiscal 2005. The present value of the future minimum lease payments is $0.4 million.


15.   RESTRUCTURING CHARGE

         During the quarter ended June 24, 2001, the Company established a restructuring reserve of $0.5 million in conjunction with the planned consolidation of the Company's administrative offices for the Creative Expressions Group in Indianapolis, Indiana into the Company's administrative offices in Oshkosh, Wisconsin. This consolidation included the elimination of approximately 40 positions. The plan was approved by management on October 30, 2000 and announced to employees on May 1, 2001. The effective date of the consolidation and elimination of positions was delayed until the fourth quarter of Fiscal 2001. Severance payments of $0.1 million were paid during the fourth quarter of Fiscal 2001. As of September 30, 2001, the remaining reserve of $0.4 million is included within the "other current liabilities" on the balance sheet and will be utilized during Fiscal 2002.

         During Fiscal 2000, the Company announced that it intended to close its Maspeth, New York facility in the first quarter of Fiscal 2001 which would result in the elimination of 130 positions. In connection with such plans in Fiscal 2000, the Company recognized $0.7 million of charges for severance and related costs, of which $0.6 million remained unpaid as of September 24, 2000 and was included within the "other current liabilities" on the balance sheet. Severance payments of $0.1 million, $0.5 million, $0.08 million, and $0.02 million were paid during the quarters ended September 24, 2000, December 24, 2000, March 25, 2001, and June 24, 2001, respectively.


16.   EMPLOYEE BENEFIT PLANS

         The Company provides certain union and non-union employees with retirement and disability income benefits under defined benefit pension plans. Pension costs are based upon the actuarially determined normal costs plus interest on and amortization of the unfunded liabilities. The benefits for participants in the non-union pension plans are frozen. In Fiscal 1999, the assets and obligations of a pension plan for a significant number of the Company's union employees were transferred to a multi-employer pension plan resulting in a $0.2 million credit to income. The Company's policy is to annually fund the minimum contributions required by applicable regulations. In Fiscal 2001, all assets of the a discontinued pension plan were distributed in full settlement of the plan's obligations. A credit to income of $30,000 was recognized as a result of this settlement.

         Net periodic cost for the Company's pension and other benefit plans consists of the following (in thousands):
                                          Fiscal
                                --------------------------
                                  2001     2000     1999
                                -------- -------- --------

Pension Benefits
Service cost                     $ 261    $ 245    $ 381
Interest cost                      338      308      514
Return on plan assets             (104)    (360)    (746)
Net amortizations and deferrals   (272)      50      291
Additional amounts recognized      (26)       -        -
                                 ------   ------   -----
  Net periodic pension cost      $ 197    $ 243    $ 440
                                 ======   ======   ======
Other Benefits
Service cost                     $  44    $  44    $  44
Interest cost                       89       76       76
                                 ------   ------   ------

     Net periodic benefit cost   $ 133    $ 120    $ 120
                                 ======   ======   ======

         The following table sets forth the change in benefit obligation for the Company's benefit plans (in thousands):

                                                      Pension Benefits                Other Benefits
                                                      ----------------                --------------
                                               September 30,   September 24,   September 30,   September 24,
                                                   2001            2000            2001            2000
                                              --------------- --------------- --------------- ---------------
Change in benefit obligation:
Benefit obligation at beginning of period         $ 4,507         $ 4,058         $  396          $  276
Service cost                                          260             245             44              44
Interest cost                                         338             308             89              76
Amendments                                            848               -              -               -
Actuarial gain                                         14             (47)             -               -
Benefits paid                                        (237)            (57)             -               -
                                                  --------        --------        -------         -------
  Benefit obligation at end of period             $ 5,730         $ 4,507         $  529          $  396
                                                  ========        ========        =======         =======
Change in plan assets:
Fair value of plan assets at beginning of
  period                                          $ 4,927         $ 4,034         $    -          $    -
Actual return on plan assets                          104             360              -               -
Employer contributions to plan                         30             590              -               -
Benefits paid                                        (237)            (57)             -               -
Other                                                  (4)              -              -               -
                                                  --------        --------        -------         -------
  Fair value of plan assets at end of period      $ 4,820         $ 4,927         $    -          $    -
                                                  ========        ========        =======         =======

Funded status                                     $  (910)        $   420         $ (529)         $ (396)
Unrecognized prior service cost                     1,077             250              -               -
Unrecognized gain                                    (175)           (512)             -               -
                                                  --------        --------        -------         -------
  Net asset (liability) recognized                $    (8)        $   158         $ (529)         $ (396)
                                                  ========        ========        =======         =======

         The following sets forth the amounts recognized in the Balance Sheets (in thousands):

                                                 Pension Benefits
                                                 ----------------
                                         September 30,      September 24,
                                             2001               2000
                                       -----------------  -----------------
Funded status                               $ (910)            $  420
Intangible asset                             1,077                184
Other gain                                    (452)              (488)
Deferred income taxes                          111                 17
Accrued other comprehensive loss               166                 25
                                            -------            -------
  Net (liability) asset recognized          $   (8)            $  158
                                            =======            =======

         The assumptions used in computing the preceding information are as follows:

                                             Fiscal
                                  ----------------------------

                                    2001      2000      1999
                                  --------  --------  --------

Pension Benefits
Discount rate                       7.38%     7.75%     7.75%
Rate of return on plan assets       8.00%     8.00%     8.00%
Other Benefits
Discount rate                       8.00%     8.00%     8.00%

         The Company provides 401(k) savings and investment plans for the benefit of non-union employees. Employee contributions are matched at the discretion of the Company. The Company has a defined contribution benefit plan for all non-union employees for which contributions and costs are based on participant earnings. The costs for these plans were $2.0 million in Fiscal 2001, $1.9 million in Fiscal 2000, and $1.6 million in Fiscal 1999.

         The Company also participates in multi-employer pension and 401(k) saving plans for certain of its union employees. Contributions to these plans, at a defined rate per hour worked were $1.0 million in Fiscal 2001, $1.8 million in Fiscal 2000, and $0.9 million in Fiscal 1999.


17.   CONTINGENCIES

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

                      INDEX TO FINANCIAL STATEMENT SCHEDULE




                                                                  Page

Independent Auditors' Report                                        44

Schedule II - Valuation and Qualifying Accounts                     45

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
The Fonda Group, Inc.


         We have audited the financial statements of The Fonda Group, Inc. (the "Company") as of September 30, 2001 and September 24, 2000, and for each of the three fiscal years in the period ended September 30, 2001 and have issued our report thereon dated November 19, 2001; such financial statements and report are included in this Form 10-K. Our audits also included the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



/s/DELOITTE & TOUCHE LLP
Baltimore, Maryland
November 19, 2001

                                                                     SCHEDULE II

                              THE FONDA GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                              Additions
                                                      -----------------------------
                                         Balance at     Charged to        Charged
                                        beginning of    costs and         to other                           Balance at
       Classifications                     period        expenses       accounts (1)     Deductions (2)    end of period
--------------------------------       -------------  --------------  ----------------  ----------------  ---------------
Allowance for Doubtful Accounts:

Fiscal 2001                               $ 1,459         $ 1,481       $ (1,088)            $  902            $  950

Fiscal 2000                                 2,049           1,696           (397)             1,889             1,459

Fiscal 1999                                 1,541           3,931              9              3,432             2,049

(1)Includes recoveries on accounts previously written-off and reclassifications.
(2)Accounts written-off.



                                 Balance at         Additions
                                beginning of   Charged (credited) to                     Balance at
   Classifications                 period       costs and expenses     Deductions (3)   end of period
---------------------          -------------- ----------------------- ---------------- ---------------
Inventory Allowances:

Fiscal 2001                       $ 7,369             $ 5,731             $ 7,429          $ 5,671

Fiscal 2000                         7,536               6,372               6,539            7,369

Fiscal 1999                         6,309               8,249               7,022            7,536



(3)  Inventory written-off.

                                   SIGNATURES



         Pursuant   to  the  requirements  of Section  15 (d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on November 30, 2001.



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
                                                   Chairman of the Board and CEO



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities.


      Signature                                Title(s)
      ---------                                --------
/s/ DENNIS MEHIEL               Chairman of the Board and Chief
-----------------               Executive Officer (Principal Executive Officer)
Dennis Mehiel


/s/ ROBERT KORZENSKI            President and Chief Operating Officer
--------------------
Robert Korzenski


/s/ THOMAS ULEAU                Executive Vice President and Director
----------------
Thomas Uleau


/s/ HANS H. HEINSEN             Senior Vice President - Finance, Chief Financial
-------------------             Officer and Treasurer (Principal
Hans H. Heinsen                 Financial and Accounting Officer)



/s/ HARVEY L. FREIDMAN          Secretary and General Counsel
----------------------
Harvey L. Freidman


/s/ ALFRED B. DELBELLO          Vice Chairman
----------------------
Alfred B. DelBello

      Signature                                Title(s)
      ----------                               --------

/s/ GAIL BLANKE                 Director
---------------
Gail Blanke


/s/ JOHN A. CATSIMATIDIS        Director
------------------------
John A. Catsimatidis


/s/ CHRIS MEHIEL                Director
----------------
Chris Mehiel


/s/ EDITH MEHIEL                Director
----------------
Edith Mehiel


/s/ JEROME T. MULDOWNEY         Director
-----------------------
Jerome T. Muldowney


/s/ ALAN P. SCHEINKMAN          Director
----------------------
Alan P. Scheinkman


/s/ G. WILLIAM SEAWRIGHT        Director
------------------------
G. William Seawright


/s/ LOWELL P. WEICKER, JR.      Director
--------------------------
Lowell P. Weicker, Jr.