Form 10-Q
period 2001-12-30
FONDA GROUP INC
filed 2002-02-08
CIK 1037478

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

                 For the Thirteen Weeks Ended December 30, 2001

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

Yes [X] No [   ]


        The number of shares outstanding of the Registrant's common stock as of February 8, 2002:
                   Common Stock, $0.01 par value - 100 shares

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                              THE FONDA GROUP, INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)


                                                                            (Unaudited)
                                                                            December 30,   September 30,
                                                                               2001            2001
                                                                           -------------   -------------

                                 Assets
Current assets:
  Cash and cash equivalents                                                  $   1,661       $   2,023
  Receivables, less allowances of $1,782 and $950                               64,219          58,886
  Inventories                                                                   53,180          62,944
  Deferred income taxes                                                          6,918           6,918
  Spare parts                                                                    2,728           2,699
  Other current assets                                                           5,617           8,110
                                                                             ----------      ----------
    Total current assets                                                       134,323         141,580

Property, plant and equipment, net                                              52,909          54,249
Goodwill, net                                                                   29,469          29,790
Due from SF Holdings                                                            17,898          17,898
Other assets                                                                    15,120          15,356
                                                                             ----------      ----------

    Total assets                                                             $ 249,719       $ 258,873
                                                                             ==========      ==========

                  Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                           $   7,612       $  14,455
  Accrued payroll and related costs                                             10,500          12,745
  Other current liabilities                                                     28,750          21,478
  Current portion of long-term debt                                              3,114           3,113
                                                                             ----------      ----------
    Total current liabilities                                                   49,976          51,791

Deferred income taxes                                                            4,334           4,334
Long-term debt                                                                 172,273         181,702
Other liabilities                                                                  989             978
                                                                             ----------      ----------

    Total liabilities                                                          227,572         238,805
                                                                             ----------      ----------

Shareholders' equity:
  Common stock - Par value $.01 per share; 1,000 shares authorized; 100
    shares issued and outstanding                                                    -               -
  Additional paid-in capital                                                     1,091           1,083
  Retained earnings                                                             21,247          19,176
  Accumulated other comprehensive loss                                            (191)           (191)
                                                                             ----------      ----------
    Total shareholders' equity                                                  22,147          20,068
                                                                             ----------      ----------

    Total liabilities and shareholders' equity                               $ 249,719       $ 258,873
                                                                             ==========      ==========


               See accompanying Notes to the Financial Statements.

                              THE FONDA GROUP, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)
                                 (In thousands)


                                                           For the Thirteen  For the Thirteen
                                                              weeks ended      weeks ended
                                                             December 30,      December 24,
                                                                 2001              2000
                                                           ----------------  ----------------

Net sales                                                     $  100,788        $  100,166
Cost of sales                                                     80,924            81,148
                                                              -----------       -----------

  Gross profit                                                    19,864            19,018

Selling, general and administrative expenses                      12,850            12,409
Other income, net                                                   (211)              (57)
                                                              -----------       -----------

  Operating income                                                 7,225             6,666

Interest expense, net of interest income of $16
and $12                                                            3,770             4,029
                                                              -----------       ----------

  Income before income tax expense                                 3,455             2,637

Income tax expense                                                 1,384             1,066
                                                              -----------       -----------

  Net income                                                  $    2,071        $    1,571
                                                              ===========       ===========

               See accompanying Notes to the Financial Statements.

                              THE FONDA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                        For the Thirteen  For the Thirteen
                                                                          weeks ended       weeks ended
                                                                          December 30,      December 24,
                                                                              2001              2000
                                                                        ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                                $  2,071          $  1,571
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                              2,660             1,664
    Deferred income tax benefit                                                    -              (105)
    Loss on sale of assets                                                         -                82
  Changes  in  operating  assets  and  liabilities  (net  of  business acquisitions):
    Receivables                                                               (5,333)           (3,000)
    Inventories                                                                9,764             8,029
    Spare parts and other current assets                                       2,464             1,294
    Other assets                                                                (355)            1,078
    Accounts payable                                                          (6,843)           (3,810)
    Accrued payroll and related costs                                         (2,245)           (2,611)
    Other current liabilities                                                  7,272             3,381
    Other liabilities                                                             11               (64)
                                                                            ---------         ---------
      Net cash provided by operating activities                                9,466             7,509
                                                                            ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                                    (400)             (712)
  Payment for business acquisition                                                 -            (1,950)
  Due to/from SF Holdings                                                          -               408
  Proceeds from sale of property, plant and equipment                              -                63
                                                                            ---------         ---------
      Net cash used in investing activities                                     (400)           (2,191)
                                                                            ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net repayments under revolving credit  facilities                           (9,399)           (3,980)
  Payments of other debt                                                         (29)             (746)
                                                                            ---------         ---------
      Net cash used in financing activities                                   (9,428)           (4,726)
                                                                            ---------         ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (362)              592

CASH AND CASH EQUIVALENTS, beginning of period                                 2,023             1,413
                                                                            --------          ---------

CASH AND CASH EQUIVALENTS, end of period                                    $  1,661          $  2,005
                                                                            =========         =========


SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                                         $    917          $  1,459
                                                                            =========         =========

      Income taxes paid                                                     $    181          $      -
                                                                            =========         =========


               See accompanying Notes to the Financial Statements.

                              THE FONDA GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

         The information included in the foregoing interim financial statements of The Fonda Group, Inc. (the "Company") is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for the interim periods are not necessarily indicative of results for the entire year. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001. The Company is a wholly-owned subsidiary of SF Holdings Group, Inc. ("SF Holdings").


(2)  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible
Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet. The Company has adopted SFAS No. 141 and is currently evaluating the impact of SFAS No. 142 on its financial statements.

         In October 2001, the FASB issued pronouncement SFAS No. 144, Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 144 on its financial statements.


(3)  INVENTORIES

         The components of inventories are as follows (in thousands):

                                          (Unaudited)
                                          December 30,        September 30,
                                             2001                 2001
                                        ----------------    -----------------

Raw materials and supplies                 $ 18,711             $ 17,948
Finished  products                           34,124               44,384
Work in progress                                345                  612
                                           --------             --------
         Total inventories                 $ 53,180             $ 62,944
                                           ========             ========

(4)  RELATED PARTY TRANSACTIONS

         All of the affiliates referenced below are directly or indirectly under the common ownership of the Company's Chief Executive Officer. The Company believes that transactions entered into with related parties were negotiated on terms which are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         During the thirteen weeks ending December 30, 2001, the Company sold $2.0 million of paper plates and $0.1 million of equipment rental to the Company's affiliates, Sweetheart Holdings, Inc. ("Sweetheart Holdings") and Sweetheart Cup Company Inc. ("Sweetheart Cup") (collectively, "Sweetheart") and $0.4 million of scrap to Fibre Marketing Group, LLC, the successor to Fibre Marketing Group, Inc., a waste paper recovery business in which the Company has a 25% interest ("Fibre Marketing"). The Company accounts for its ownership interest in Fibre Marketing using the equity method. Included in accounts receivable as of December 30, 2001 are (i) $0.7 million due from Sweetheart,
(ii) $0.1 million due from Fibre Marketing and (iii) $0.5 million due from SF Holdings. Other sales to affiliates, if any, during the thirteen weeks ending December 30, 2001 were not significant.

         During the thirteen weeks ended December 30, 2001, Fibre Marketing issued to the Company a promissory note for $0.4 million in exchange for outstanding accounts receivable from Fibre Marketing, at an annual interest rate of 7.0% payable in 36 monthly installments. As of December 30, 2001 $0.4 million is due to the Company.

         During the thirteen weeks ending December 30, 2001, the Company purchased (i) $5.0 million of paper cups from Sweetheart (ii) $0.4 million of corrugated containers from Box USA Holdings, Inc. ("Box USA"), a converter and seller of interior packaging, corrugated sheets and corrugated containers, a company in which the Company's Chief Executive Officer owns in excess of 10% of its outstanding capital stock and (iii) $0.1 million of travel services from Emerald Lady, Inc. ("Emerald Lady"), a company wholly owned by the Company's Chief Executive Officer. Included in accounts payable, as of December 30, 2001, was $2.2 million due to Sweetheart. Other purchases from affiliates, if any, during the thirteen weeks ending December 30, 2001 were not significant.

         The Company had loan receivables from its Chief Executive Officer totaling $0.3 million plus accrued interest at 5.06% at December 30, 2001 and December 24, 2000. The loans are payable upon demand.

         During the thirteen weeks ending December 24, 2000, the Company sold $2.5 million of paper plates to Sweetheart and $1.2 million of scrap paper to Fibre Marketing. Included in accounts receivable as of December 24, 2000 are (i) $0.9 million due from Sweetheart, (ii) $1.2 million due from Fibre Marketing and
(iii) $0.2 million due from SF Holdings. Other sales to affiliates, if any, during the thirteen weeks ending December 24, 2000 were not significant.

         During the thirteen weeks ending December 24, 2000, the Company purchased (i) $5.3 million of paper cups from Sweetheart (ii) $0.3 million of corrugated containers from Box USA and (iii) $0.1 million of travel services from Emerald Lady. Included in accounts payable, as of December 24, 2000 was $2.0 million due to Sweetheart. Other purchases from affiliates, if any, during the thirteen weeks ending December 24, 2000 were not significant.

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

         During Fiscal 1998, the Company entered into an agreement with SF Holdings whereby the Company acquired for $7.0 million substantially all of SF Holding's rights under a management services agreement dated August 31, 1993, as amended, and pursuant to which the Company has the right, subject to the direction of the board of directors of Sweetheart, to manage Sweetheart's day-to-day operations. In consideration of the Company's performance of services, the Company is entitled to receive management fees from Sweetheart of $0.7 million, $0.9 million and $1.1 million in the first, second and third years, respectively, and $1.6 million per year for the remaining term of the management services agreement. The $7.0 million payment is included in other assets and is being amortized over the term of such agreement. Management fee income, net of amortization was $0.2 million for the thirteen weeks ending December 30, 2001 and $0.1 million for the thirteen weeks ending December 24, 2000.


(5)  SF HOLDINGS STOCK OPTION PLAN

         During the thirteen weeks ended March 25, 2001, SF Holdings granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holdings' common stock at the date of the grant. During the vesting period, this $0.1 million discount is being amortized by the Company as compensation expense and credited to additional paid-in capital. Amortization expense relating to SF Holdings' stock options was $8,000 for the thirteen weeks ended December 30, 2001.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Forward-looking statements in this filing, including those in the Notes to the Financial Statements, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Such risks and uncertainties include, but are not limited to, general economic and business conditions, competitive market pricing, increases in raw material costs, energy costs and other manufacturing costs, fluctuations in demand for The Fonda Group, Inc.'s (the "Company") products, potential equipment malfunctions and pending litigation. For additional information, see the Company's annual report on Form 10-K for the most recent fiscal year.

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


General

         The Company believes it is one of the leading converters and marketers of a broad line of paperboard and tissue based disposable foodservice products. The Company sells its products under both branded and private labels to institutional foodservice customers and consumer foodservice customers and participates at all major price points. The Company sells premium white, colored and custom-printed napkins, placemats, tablecovers, food trays and lunch bags and private label consumer paper plates, bowls and cups. The brand names for the Company's principal products include Sensations(R), Paper Art(R), Touch of Color(R) and Hoffmaster(R).

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


Thirteen Weeks Ended December 30, 2001 Compared to Thirteen Weeks Ended December 24, 2000

         Net sales increased $0.6 million, or 0.6%, to $100.8 million for the thirteen weeks ending December 30, 2001, compared to $100.2 million for the thirteen weeks ending December 24, 2000, reflecting a 6.4% increase in average realized sales price partially offset by a 5.8% decrease in sales volume. The decrease in sales volume resulted from declining sales of lower priced items which were affected by the general economic slow down in the leisure travel industry. As a consequence, the remaining product mix shifted to those items with higher average selling prices.

         Gross profit increased $0.9 million, or 4.7%, to $19.9 million for the thirteen weeks ending December 30, 2001, compared to $19.0 million for the thirteen weeks ending December 24, 2000. As a percentage of net sales, gross profit increased from 19.0% for the thirteen weeks ending December 24, 2000 to 19.7% for the thirteen weeks ending December 30, 2001. Gross profit for the thirteen weeks ending December 30, 2001 was positively affected by increased selling prices due to an improved product mix.

         Selling, general and administrative expenses increased $0.5 million, or 4.0%, to $12.9 million for the thirteen weeks ending December 30, 2001, compared to $12.4 million for the thirteen weeks ending December 24, 2000 primarily as a result of increased bad debt expense and an increase in goodwill amortization expense from Fiscal 2001 business acquisitions.

         Other income, net increased $0.1 million, or 100%, to $0.2 million for the thirteen weeks ending December 30, 2001, compared to $0.1 million for the thirteen weeks ending December 24, 2000. This increase is primarily due to a $0.1 million loss recorded during the thirteen weeks ending December 24, 2000 from the sale of equipment.

         Operating income increased $0.5 million, or 7.5%, to $7.2 million for the thirteen weeks ending December 30, 2001, compared to $6.7 million for the thirteen weeks ending December 24, 2000 due to the reasons discussed above.

         Interest expense, net of interest income decreased $0.2 million, or 5.0%, to $3.8 million for the thirteen weeks ending December 30, 2001, compared to $4.0 million for the thirteen weeks ending December 24, 2000. For the thirteen weeks ending December 30, 2001, the Company realized lower interest expense due primarily to lower interest rates on lower balances.

         Income tax expense increased $0.3 million, or 27.3%, to $1.4 million for the thirteen weeks ending December 30, 2001, compared to $1.1 million for the thirteen weeks ending December 24, 2000 as a result of higher pretax earnings. The effective rate for the thirteen weeks ending December 31, 2001 was 40.1% and for the thirteen weeks ending December 24, 2000 was 40.4%.

         Net income increased $0.5 million, or 31.3%, to income of $2.1 million for the thirteen weeks ending December 30, 2001, compared to income of $1.6 million for the thirteen weeks ending December 24, 2000, due to the reasons stated above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash flow from operations, the sale of assets and borrowing under its credit facility to finance its working capital requirements and capital expenditures. The Company expects to continue this method of funding for its Fiscal 2002 capital expenditures.

         Net cash provided by operating activities increased $2.0 million to $9.5 million in the thirteen weeks ending December 30, 2001 compared to $7.5 million in the thirteen weeks ending December 24, 2000. This increase is primarily due to higher earnings and lower inventories partially offset by increased receivables.

         Net cash used in investing activities decreased $1.8 million to $0.4 million in the thirteen weeks ending December 30, 2001 compared to $2.2 million in the thirteen weeks ending December 24, 2000. The decrease resulted from lower capital expenditures and the September 25, 2000, acquisition of Springprint Medallion, a division of Marcal Paper Mills, Inc.

         Net cash used in financing activities increased $4.7 million to $9.4 million in the thirteen weeks ending December 30, 2001 compared to $4.7 million in the thirteen weeks ending December 24, 2000. This decrease is primarily due to lower borrowings under the Company's revolving credit facility.

         Working capital decreased $5.5 million to $84.3 million at December 30, 2001 from $89.8 million at December 24, 2000. This decrease resulted from current assets decreasing $7.3 million primarily due to lower inventories which were partially offset by higher receivables. The decrease in current assets was offset by a $1.8 million decrease in current liabilities which primarily resulted from lower accounts payables and payroll expenses which were partially offset by an increase in other current liabilities.

         Capital expenditures for the thirteen weeks ending December 30, 2001 were $0.4 million compared to $0.7 million for the thirteen weeks ending December 24, 2000. Capital expenditures in the thirteen weeks ending December 30, 2001 included $0.2 million for new production equipment and $0.2 million for facility renovations.

         The Company's credit facility provides for a revolving credit facility, subject to borrowing base limitations of up to $65 million through August 26, 2004, and a term loan in an amount of $15 million that requires equal monthly principal payments of $0.3 million through August 2004 with the balance due on August 26, 2004 (the "Credit Facility"). The Credit Facility is collateralized by all of the Company's receivables, inventories, and equipment, certain general intangibles and other property, and the proceeds on the sale of receivables and inventories. Borrowings under the revolving credit facility bear interest at the bank's prime rate plus 0.50% or at LIBOR plus 2.50% at the election of the Company. Borrowings under the term loan bear interest at the bank's prime rate plus 0.75% or at LIBOR plus 2.75% at the election of the Company. As of December 30, 2001, the bank's prime rate was 4.75%, and the LIBOR rate was 2.44%. In the thirteen weeks ending December 30, 2001, the weighted average interest rate for the Credit Facility was 5.02%. At December 30, 2001, $41.0 million was outstanding and $24.0 million was the maximum remaining advance available based upon eligible collateral.

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

         Management believes that cash generated by operations, amounts available under the Company's credit facilities and funds generated from asset sales should be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements in the next twelve months.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with its variable rate debt. Borrowings under the revolving credit facility bear interest at the bank's prime rate plus 0.50% or at LIBOR. Borrowings under the term loan bear interest at the bank's prime rate plus 0.75% or at LIBOR plus 2.75% at the election of the Company. At December 30, 2001, $41.0 million was outstanding and $24.0 million was the maximum remaining advance available based upon eligible collateral. Based upon these amounts, the annual net income would change by approximately $0.3 million for each one percentage point change in the interest rates applicable to the Company's variable rate debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

                           PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              None

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the thirteen weeks ended December 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                                     THE FONDA GROUP, INC.
                                     (registrant)

Date:  February 8, 2002              By:  /s/ Hans H. Heinsen
       -----------------                  -------------------
                                              Hans H. Heinsen
                                     Senior Vice President -
                                     Chief Financial Officer and Treasurer

                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)